Form 10-Q
period 1994-12-31
ARROW AUTOMOTIVE INDUSTRIES INC
filed 1995-02-13
CIK 7533

QUARTERLY REPORT UNDER SECTION 13 OF 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

                ________________________________________

        (X)  Quarterly Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934
                 For the period ended December 31, 1994

                                  or

        ( )  Transition Report Pursuant to Section 13 of 15(d) of
                    the Securities Exchange Act of 1934
                     For the transition period from

                        __________ to __________

              ___________________________________________
                      Commission file number 1-7737

            I.R.S. Employer Identification Number 04-1449115

                    ARROW AUTOMOTIVE INDUSTRIES, INC.

                      (a Massachusetts Corporation)
                             3 Speen Street
                            Framingham, MA  01701
                       Telephone:  (508) 872-3711

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    No  _____

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,872,395 shares of the Company's Common Stock ($.10 par value) were outstanding as of December 31, 1994.

                   ARROW AUTOMOTIVE INDUSTRIES, INC.

                              INDEX

                                                       PAGE NUMBER
PART I.  FINANCIAL INFORMATION

  ITEM 1. Financial Statements (Unaudited):

         Condensed Balance Sheets -
           December 31, 1994 and June 25, 1994               3

         Condensed Statements of Income -
           Three Months Ended December 31, 1994 and
           December 25, 1993                                 4
           Six Months Ended December 31, 1994 and
           December 25, 1993                                 5

         Condensed Statements of Cash Flows -
           Six Months Ended December 31, 1994 and
           December 25, 1993                                 6

         Notes to Condensed Financial Statements             7-8

  ITEM 2.  Management's Discussion and Analysis of the
           Financial Condition and Results of Operations     9-11

PART II. OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                 12

  ITEM 2.  Changes in Securities                             12

  ITEM 3.  Default upon Senior Securities                    12

  ITEM 4.  Submission of Matters to a Vote of Securities     12
           Holders

  ITEM 5.  Other Information                                 12

  ITEM 6.  Exhibits and Reports on Form 8-K                  12

SIGNATURES                                                   13

PART I.
  ITEM 1.  FINANCIAL INFORMATION

                  ARROW AUTOMOTIVE INDUSTRIES, INC.
                      CONDENSED BALANCE SHEETS
                            (Unaudited)

                                              DECEMBER 31,     JUNE 25,
                                                  1994          1994
                                              ____________  ____________
ASSETS
CURRENT ASSETS
  Cash and equivalents                       $    360,709   $    445,320
  Accounts receivable, less allowances         16,800,121     15,661,427
  Inventories - Note B                         35,837,965     37,433,020
  Prepaid expenses and other current
    assets                                      2,737,430      3,292,477
                                             ____________   ____________
         TOTAL CURRENT ASSETS                  55,736,225     56,832,244

PROPERTY, PLANT AND EQUIPMENT                  33,934,592     33,186,481
Less allowances for depreciation               21,800,167     21,134,125
                                             ____________    ___________
                                               12,134,425     12,052,356

OTHER ASSETS                                    2,013,888      2,236,194
                                             ____________   ____________
  TOTAL ASSETS                               $ 69,884,538   $ 71,120,794
                                             ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of advances under
    revolving line of credit - Note C        $ 12,108,917   $ 10,219,446
  Accounts payable                              1,572,055      3,951,308
  Cash overdrafts                                 851,331        907,095
  Other current liabilities                     5,877,832      6,680,146
  Current portion of long-term debt             1,372,132      1,372,538
                                             ____________   ____________
         TOTAL CURRENT LIABILITIES             21,782,267     23,130,533

LONG-TERM DEBT - Note C                        11,051,592     11,732,234
DEFERRED INCOME TAXES                           1,631,000      1,631,000
ACCRUED RETIREMENT BENEFITS                     1,829,987      1,653,287

STOCKHOLDERS' EQUITY
  Common stock                                    296,817        296,767
  Other stockholders' equity                   33,742,123     33,126,221
  Less cost of Common Stock in treasury           449,248        449,248
                                             ____________   ____________
         TOTAL STOCKHOLDERS' EQUITY            33,589,692     32,973,740
                                             ____________   ____________
  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                   $ 69,884,538   $ 71,120,794
                                             ============   ============

See accompanying notes to the condensed financial statements.

                 ARROW AUTOMOTIVE INDUSTRIES, INC.
                  CONDENSED STATEMENTS OF INCOME
                           (Unaudited)
                                                 THREE MONTHS ENDED
                                             ____________________________
                                             DECEMBER 31,   DECEMBER 25,
                                                  1994           1993
                                               (14 weeks)     (13 weeks)
                                             _____________  _____________
Net Sales                                    $ 29,162,915   $ 25,841,649
Interest income                                     8,329          7,865
                                             ____________   ____________
                                               29,171,244     25,849,514
Cost and expenses:
  Cost of products sold                        22,088,015     19,273,223
  Selling, administrative and general
    operating expenses                          6,459,094      5,363,576
  Interest expense                                511,909        417,230
                                             ____________   ____________
                                               29,059,018     25,054,029
                                             ____________   ____________
Income before income taxes and
  extraordinary item                              112,226        795,485

  Provision for income taxes                       43,000        302,000
                                             ____________   ____________
Income before extraordinary item                   69,226        493,485

Extraordinary charge from refinancing
  of debt, net of income tax benefit
  of $169,000 - Note C                                  0        275,985
                                             ____________  _____________
NET INCOME                                   $     69,226  $     217,500
                                             ============  =============
Weighted average number of shares               2,872,312      2,813,910
  outstanding                                ============  =============

EARNINGS PER SHARE
- - - - - ------------------
Income before extraordinary item                $ 0.02         $ 0.18

Extraordinary charge from refinancing
  of debt, net of income tax benefit              0.00           0.10
  of $.06 - Note C                              ______         ______

NET INCOME                                      $ 0.02         $ 0.08
                                                ======         ======

See accompanying notes to the condensed financial statements.

                 ARROW AUTOMOTIVE INDUSTRIES, INC.
                  CONDENSED STATEMENTS OF INCOME
                           (Unaudited)
                                               SIX MONTHS ENDED
                                           _________________________
                                           DECEMBER 31, DECEMBER 25,
                                               1994         1993
                                            (27 weeks)   (26 weeks)
                                           ____________ ____________
Net Sales                                  $ 61,980,526 $ 54,684,882
Interest income                                  15,427       15,691
                                           ____________ ____________
                                             61,995,953   54,700,573
Cost and expenses:
  Cost of products sold                      47,205,359   41,301,148
  Selling, administrative and general
    operating expenses                       12,839,433   10,968,224
  Interest expense                              960,895      827,126
                                           ____________ ____________
                                             61,005,687   53,096,498
                                           ____________ ____________
Income before income taxes and
  extraordinary item                            990,266    1,604,075

  Provision for income taxes                    377,000      609,000
                                           ____________ ____________
Income before extraordinary item                613,266      995,075

Extraordinary charge from refinancing
  of debt, net of income tax benefit
  of $169,000 - Note C                                0      275,985
                                           ____________ ____________
NET INCOME                                 $    613,266 $    719,090
                                           ============ ============

Weighted average number of shares             2,872,104    2,813,885
  outstanding                              ============ ============

EARNINGS PER SHARE
- - - - - ------------------
Income before extraordinary item               $ 0.21       $ 0.36

Extraordinary charge from refinancing
  of debt, net of income tax benefit             0.00         0.10
  of $.06 - Note C                             ______       ______

NET INCOME                                     $ 0.21       $ 0.26
                                               ======       ======

See accompanying notes to the condensed financial statements.

                 ARROW AUTOMOTIVE INDUSTRIES, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                 SIX MONTHS ENDED
                                            _________________________
                                            DECEMBER 31,   DECEMBER 25,
                                                1994       1993
                                             (27 weeks)     (26 weeks)
                                           _____________   ____________
OPERATING ACTIVITIES

Net cash provided by (used in)
  operating activities                     $   (475,652)  $     10,450
                                           ____________   ____________

INVESTING ACTIVITIES

  Net cash used in investing activities        (820,070)      (238,066)
                                           ____________   ____________

FINANCING ACTIVITIES

  Payments of long-term debt and capital
    lease obligations                          (681,048)      (886,891)

  Increase in advances under revolving
    line of credit                            1,889,471      1,140,413

  Proceeds from exercise of stock option          2,688            412
                                           ____________   ____________

  Net cash provided by financing
    activities                                1,211,111        253,934
                                           ____________   ____________

Increase (decrease) in cash and
  equivalents                                   (84,611)        26,318
                                             ___________   ____________
Cash and equivalents at beginning of
  period                                        445,320        439,466
                                           ____________   ____________
CASH AND EQUIVALENTS AT END OF PERIOD      $    360,709   $    465,784
                                           ============   ============

See accompanying notes to the condensed financial statements.

                             Page 6.

                 ARROW AUTOMOTIVE INDUSTRIES, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE A -- BASIS OF PRESENTATION
- - - - - -------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1994 are not necessarily indicative of the results that may be expected for the year ending June 24, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 25, 1994. The balance sheet at June 25, 1994 has been derived from the audited financial statements at that date.

NOTE B -- INVENTORIES
- - - - - ---------------------

The components of inventory consist of the following:
                                        DECEMBER 31,     JUNE 25,
                                            1994           1994
                                        ------------   ------------
Stated at cost on first-in, first-out
(FIFO) method:

  Finished Goods                        $  8,788,257   $11,027,263
  Work in process and materials           33,069,708    32,425,757
                                        ____________  ____________
                                          41,857,965    43,453,020
  Less reserve required to state
    inventory on the last-in,
    first-out (LIFO) method                6,020,000     6,020,000
                                        ____________  ____________
                                        $ 35,837,965  $ 37,433,020
                                        ============  ============

NOTE C -- LONG-TERM DEBT AND CREDIT ARRANGEMENTS
- - - - - ------------------------------------------------

On December 29, 1993, the Company entered into an agreement with a commercial bank to provide replacement financing of its existing credit line and term loan. The replacement financing consists of a $20 million revolving line of credit and a $9 million term loan. The balance sheet as of December 25, 1993 has been adjusted to reflect the replacement financing. The difference between amounts paid to retire the existing indebtedness and the related carrying amounts, principally the unamortized balance of debt issue costs and early payment penalties which totalled $275,985, net of an income tax benefit of $169,000, has been reflected as an extraordinary charge in the accompanying statements of income.

PART I.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net income for the second quarter of fiscal 1995 was $69,226, compared to net income for the second quarter of fiscal 1994 of $217,500. During the prior year's second quarter, the Company refinanced its existing debt obligations and recorded an extraordinary charge to income of $275,985 (net of a tax benefit of $169,000). This amount included the write-off of the unamortized portion of deferred financing costs and charges for the early termination of debt that was refinanced. Net income for the first six months of fiscal 1995 was $613,266, compared to net income for the comparable period in fiscal 1994 of $719,090. The decline in net income in the second quarter and the first six months of the current year is primarily due to a substantial increase in selling expenses, an increase in net interest expense and a slight decline in gross margin.

Net sales for the second quarter of fiscal 1995 were $29,162,915, an increase of 12.8% over net sales generated in the second quarter of fiscal 1994. Net sales for the first six months of fiscal 1995 were $61,980,526, a 13.3% increase over the same period in the prior fiscal year. Unit sales increased 6.8% and 3.3%, respectively, in the second quarter and the first six months of fiscal 1995 over the comparable periods last fiscal year. These increases in unit sales are primarily attributable to the fact that the second quarter of the current fiscal year contains 14 weeks versus 13 weeks.

The net sales increase in excess of the unit sales increase is primarily attributable to the mix of products sold, particularly, the demand for higher-priced, newer applications within the electrical product line. The demand for certain electrical products in the first quarter of both fiscal 1995 and fiscal 1994 was enhanced by higher failure rates due to warm weather conditions. Unit sales during the second quarter of fiscal 1995 were adversely impacted by the mild winter experienced throughout most of the country. Because automotive parts have lower failure rates in mild weather conditions, demand for many of the Company's products fell in the second quarter of the current fiscal year.

The gross margin percentages reported in the current fiscal year, both for the second quarter and for the first six months, have declined from the prior fiscal year. The gross margin percentage for the second quarter of fiscal 1995 was 24.3%, compared to the gross margin percentage for the second quarter of fiscal 1994 of 25.4%. Year to date, the gross margin percentage was 23.8%, compared to 24.5% for the comparable period last year. The declines in margin in the first and the second quarter of the current fiscal year are due primarily to a shift of sales to products that generate lower gross margins. It should be noted that the gross margin generated in the second quarter of the current fiscal year of 24.3% has improved from the gross margin percentage generated in the first quarter of fiscal 1995 of 23.5%. The first quarter of the current fiscal year was adversely affected by manufacturing inefficiencies related primarily to material sourcing in the production of certain products which experienced unusually heavy demand. During the second quarter, the Company focused on improving its purchasing and material sourcing practices. This resulted in reduced spending levels and a more balanced inventory, defined as having the proper proportions of component parts with which to make a completed product. These efforts were a contributing factor in the margin improvement over the first quarter and the reduced inventory levels from the end of the first quarter. The Company will continue to review its purchasing and sourcing practices on an ongoing basis.

Selling, general and administrative expenses for the second quarter of fiscal 1995 of $6,459,094, or 22.1% of net sales, increased over similar expenses of $5,363,576, or 20.8% of net sales, in the comparable period in fiscal 1994. Similarly, for the six months ended December 31, 1994, selling, general and administrative expenses of $12,839,433, or 20.7% of net sales, increased from a spending level of $10,968,224, or 20.0% of net sales, in the prior fiscal year. During the first six months of the current fiscal year, the Company experienced increased customer acquisition costs of approximately $680,000, of which $245,000 was incurred in the second quarter. These expenses were incurred to obtain additional market penetration. It is anticipated that sales will be enhanced from these efforts. The Company anticipates that business acquisition costs will continue, but it is not expected that they will continue at the level that has been experienced in the first six months of the current fiscal year. Also during the current fiscal year, the Company invested in the development of a new marketing program which resulted in additional expenses of $216,000, of which $136,000 was incurred in the second quarter. The roll out of this program, which is expected to be met with enthusiasim in the marketplace, is scheduled for late April, 1995.

Net interest expense in the second quarter of fiscal 1995 was $503,580, an increase of $94,215, or 18.7% over the same period in fiscal 1994. On a year to date basis, net interest expense increased $134,033, or 16.5%. The additional expense is due to the increase in the Company's borrowing rate that is tied to the prime lending rate which continues to rise, as well as increased borrowings on the Company's bank debt.

During the first six months of the fiscal year, cash provided by net income and by a reduction in inventory levels was supplemented by an increase in borrowings on the revolving line of credit. These additional borrowings were used to support an increase in accounts receivable, a decline in trade payables and accrued liabilities, the reduction of long-term debt and investment in capital equipment. The increase in accounts receivable is a reflection of increased sales. The decline in trade payables and accrued liabilities are the result of the Company's efforts to reduce purchasing of goods and expedite payment of trade payables to take advantage of cash discount opportunities. The investment in capital expenditures is primarily related to the successful implementation of a new degreasing system at our Spartanburg, South Carolina plant. As noted in management's discussion in the Company's 1994 Annual Report, the replacement cost of the Company's degreasing systems will approximate $1,900,000. Additional capital expenditures will be incurred in the next six months to complete the project. It is anticipated that cash generated from operations combined with existing financing will be adequate to provide for the Company's cash requirements for fiscal 1995.

                 ARROW AUTOMOTIVE INDUSTRIES, INC.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         None.

ITEM 2.  Changes in Securities.

         None.

ITEM 3.  Default upon Senior Securities.

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         None.

ITEM 5.  Other Information.

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.

         A.  Exhibits

             Exhibit 27.  Financial Data Schedule

         B.  Reports on Form 8-K

             No reports have been filed on Form 8-K during this quarter.

PART II.   OTHER INFORMATION

                  ARROW AUTOMOTIVE INDUSTRIES, INC.

                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  ARROW AUTOMOTIVE INDUSTRIES, INC.
                  (Registrant)

February 13, 1995  /s/ Jim L. Osment
                   Jim L. Osment
                   President and Chief Executive Officer

February 13, 1995  /s/ James F. Fagan
                   James F. Fagan
                   Executive Vice President and
                   Chief Financial Officer