Form 10-Q
period 1995-03-25
ARROW AUTOMOTIVE INDUSTRIES INC
filed 1995-05-09
CIK 7533

QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

                ________________________________________

        (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the period ended March 25, 1995

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

YES  X    No  _____

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,872,395 shares of the Company's Common
Stock ($.10 par value) were outstanding as of March 25, 1995.

                   ARROW AUTOMOTIVE INDUSTRIES, INC.

                              INDEX

                                                           PAGE
NUMBER
PART I.  FINANCIAL INFORMATION

  ITEM 1. Financial Statements (Unaudited):

         Condensed Balance Sheets -
           March 25, 1995 and June 25, 1994                   3

         Condensed Statements of Operations -
           Three Months Ended March 25, 1995 and
           March 26, 1994                                     4
           Nine Months Ended March 25, 1995 and
           March 26, 1994                                     5

         Condensed Statements of Cash Flows -
           Nine Months Ended March 25, 1995 and
           March 26, 1994                                     6

         Notes to Condensed Financial Statements              7 -  8

  ITEM 2.  Management's Discussion and Analysis of the
           Financial Condition and Results of
           Operations                                         9 - 10

PART II. OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                  11

  ITEM 2.  Changes in Securities                              11

  ITEM 3.  Default upon Senior Securities                     11

  ITEM 4.  Submission of Matters to a Vote of Securities
           Holders                                            11

  ITEM 5.  Other Information                                  11

  ITEM 6.  Exhibits and Reports on Form 8-K                   11

SIGNATURES                                                    12

PART I.
  ITEM 1.  FINANCIAL INFORMATION

                  ARROW AUTOMOTIVE INDUSTRIES, INC.
                      CONDENSED BALANCE SHEETS
                            (Unaudited)
                                              MARCH 25,     JUNE 25,
                                                  1995       1994
                                             ____________ ____________
ASSETS
CURRENT ASSETS
  Cash and equivalents                      $    305,733   $   445,320
  Accounts receivable, less allowances        10,968,916    15,661,427
  Inventories - Note B                        37,367,358    37,433,020
  Prepaid expenses and other current
    assets                                     2,689,989     3,292,477
                                              ____________ ____________
         TOTAL CURRENT ASSETS                 51,331,996    56,832,244

PROPERTY, PLANT AND EQUIPMENT                 34,611,137    33,186,481
Less allowances for depreciation              22,078,357    21,134,125
                                              ____________ ____________
                                              12,532,780    12,052,356

OTHER ASSETS                                   1,985,572     2,236,194
                                              ____________ ____________
  TOTAL ASSETS                              $ 65,850,348   $71,120,794
                                              ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of advances under
    revolving line of credit - Note C       $  9,826,376  $ 10,219,446
  Accounts payable                             1,927,574     3,951,308
  Cash overdrafts                              1,605,227       907,095
  Other current liabilities                    3,964,301     6,680,146
  Current portion of long-term debt            1,367,278     1,372,538
                                              ____________ ____________
         TOTAL CURRENT LIABILITIES            18,690,756    23,130,533

LONG-TERM DEBT          - Note C              10,713,357    11,732,234
DEFERRED INCOME TAXES                          1,631,000     1,631,000
ACCRUED OTHER                                  1,971,637     1,653,287

STOCKHOLDERS' EQUITY
  Common stock                                   296,817       296,767
  Other stockholders' equity                  32,996,029    33,126,221
  Less cost of Common Stock in treasury          449,248       449,248
                                             ____________ ____________
         TOTAL STOCKHOLDERS' EQUITY           32,843,598    32,973,740
                                             ____________ ____________
  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                   $ 65,850,348 $ 71,120,794
                                             ============ ============
See accompanying notes to the condensed financial statements.

                             Page 3.

                   ARROW AUTOMOTIVE INDUSTRIES, INC.
                  CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)
                                             THREE MONTHS ENDED
                                        _________________________
                                         MARCH 25,    MARCH 26,
                                           1995       1994
                                        (12 weeks)     (13 weeks)
                                        ____________ ____________
Net sales                               $ 19,820,409 $ 25,199,362
Interest income                               11,310        7,762
                                        ____________ ____________
                                          19,831,719   25,207,124
Costs and expenses:
  Cost of products sold                   15,037,720   18,525,081
  Selling, administrative and general
    operating expenses                     5,524,400    5,707,380
  Interest expense                           479,195      400,808
                                         ____________ ____________
                                          21,041,315    24,633,269
                                         ____________ ____________
Income (loss) before income taxes         (1,209,596)      573,855

  Provision (benefit) for income taxes      (461,000)      219,000
                                          ____________ ____________
NET INCOME (LOSS)                       $   (748,596)  $   354,855

                                          ============ =============
Weighted average number of shares           2,872,395     2,818,477
  outstanding                             ============ =============



Income (loss) per share                  $      (.26)   $    0.13
                                              =======       ======

See accompanying notes to the condensed financial statements.














                             Page 4.

                 ARROW AUTOMOTIVE INDUSTRIES, INC.
                 CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)
                                                 NINE MONTHS ENDED
                                            _________________________
                                              MARCH 25,    MARCH 26,
                                                1995         1994
                                             (39 weeks)   (39 weeks)
                                             ____________ ___________
Net sales                                   $ 81,800,935  $ 79,884,244
Interest income                                   26,737        23,453
                                             ____________ ____________
                                              81,827,672    79,907,697
Costs and expenses:
  Cost of products sold                       62,243,079    59,826,229
  Selling, administrative and general
    operating expenses                        18,363,833    16,675,604
  Interest expense                             1,440,090     1,227,934
                                             ____________ ____________
                                              82,047,002    77,729,767
                                             ____________ ____________
Income (loss) before income taxes and
  extraordinary item                            (219,330)    2,177,930

  Provision (benefit) for income taxes           (84,000)      828,000
                                             ____________ ____________
Income (loss) before extraordinary item         (135,330)    1,349,930

Extraordinary charge from refinancing
  of debt, net of income tax benefit
  of $169,000                                           0      275,985
                                             ____________ ____________
Net income (loss)                           $   (135,330) $  1,073,945
                                             ============ ============

Weighted average number of shares               2,872,201    2,815,416
  outstanding                                 ============ ============


PER SHARE DATA
- --------------
Income (loss) before extraordinary item        $ (.05)        $ 0.48

Extraordinary charge from refinancing
  of debt, net of income tax benefit of
 $.06                                             0.00          0.10
                                                ______         ______
NET INCOME (LOSS)                              $ (.05)        $ 0.38
                                                ======        ======

See accompanying notes to the condensed financial statements.

                             Page 5.

                 ARROW AUTOMOTIVE INDUSTRIES, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                               NINE MONTHS ENDED
                                           _________________________
                                             MARCH 25,      MARCH 26,
                                               1995           1994
                                            (39 weeks)     (39 weeks)
                                            ____________ ____________
OPERATING ACTIVITIES

Net cash provided by (used in)
  operating activities                      $ 2,808,215  $ (1,863,711)
                                            ____________ ____________

INVESTING ACTIVITIES

  Net cash used in investing activities      (1,535,782)     (473,344)
                                            ____________ ____________

FINANCING ACTIVITIES

  Proceeds from excercise of stock
    options and related tax benefits               5,188        82,587

  Payments of long-term debt and capital
    lease obligations                         (1,024,138)      (914,526)

  Indebtedness repaid, principally with
    the proceeds from the replacement
    financing                                                (20,134,246)

  Replacement financing proceeds                              21,456,514

  Net increase (decrease) in advances
    under revolving line of credit              (393,070)      1,890,496

                                                ____________ ____________
  Net cash provided by (used in)
    financing activities                       (1,412,020)     2,380,825
                                                ____________ ____________

Increase (decrease) in cash and
  equivalents                                    (139,587)        43,770
                                                ____________ ____________
Cash and equivalents at beginning of
  period                                           445,320        439,466
                                                ____________ ____________
CASH AND EQUIVALENTS AT END OF PERIOD         $    305,733   $    483,236
                                                ============ ============

See accompanying notes to the condensed financial statements.

                             Page 6.

                 ARROW AUTOMOTIVE INDUSTRIES, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE A -- BASIS OF PRESENTATION
- -------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 25, 1995 are not necessarily indicative of the results that may be expected for the year ending June 24, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 25, 1994. The balance sheet at June 25, 1994 has been derived from the audited financial statements at that date.

NOTE B -- INVENTORIES
- ---------------------

The components of inventory consist of the following:
                                         MARCH 25,      JUNE 25,
                                           1995           1994
                                       ------------   ------------
Stated at cost on first-in, first-out
(FIFO) method:

  Finished goods                       $  9,781,847   $ 11,027,263
  Work in process and materials          33,605,511     32,425,757
                                        ____________  ____________
                                         43,387,358     43,453,020
  Less reserve required to state
    inventory on the last-in,
    first-out (LIFO) method               6,020,000      6,020,000
                                        ____________  ____________
                                       $ 37,367,358   $ 37,433,020
                                        ============  ============








                             Page 7.

ARROW AUTOMOTIVE INDUSTRIES, INC.

NOTE C -- LONG-TERM DEBT AND CREDIT ARRANGEMENTS
- ------------------------------------------------

On December 29, 1993, the Company entered into an agreement with a commercial bank to provide replacement financing of its existing credit line and term loan. The replacement financing consists of a $20 million revolving line of credit and a $9 million term loan. The difference between amounts paid to retire the existing indebtedness and the related carrying amounts, principally the unamortized balance of debt issue costs and early payment of penalties which totalled $275,985, net of an income tax benefit of $169,000, has been reflected as an extraordinary charge in the accompanying statements of income.





































                             Page 8.

PART I

Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The Company sustained a net loss for the third quarter of fiscal 1995 of $748,596 on net sales of $19,820,409. This compares to net income for the comparable period of the prior fiscal year of $354,855 on net sales of $25,199,362. Operating results for the nine months ended March 25, 1995, were a net loss of $135,330 on net sales of $81,800,935 compared to net income of $1,073,945 on net sales of $79,884,244 for the same period in fiscal 1994. The prior year's net income included an extraordinary charge to income of $275,985, net of tax benefit of $169,000. The net loss in the third quarter and the first nine months of the current year was primarily due to the decline in net sales in the third quarter and an increase in selling, general and administrative expenses in the current fiscal year, which are discussed below.

In the third quarter of fiscal 1995, net sales were down 21.3% from the net sales of the third quarter of the prior fiscal year, and fell off sharply from the net sales attained in the first and second quarters of the current fiscal year. Unit sales declined correspondingly with the decline in net sales dollars. The decline in net sales in the third quarter of the current fiscal year relative to the comparable period of the prior fiscal year was primarily attributable to the impact of the mild winter, and a twelve week current fiscal quarter compared to thirteen weeks in the corresponding period last year. In addition, the Company had a loss of several customer accounts, impacting the current quarter's net sales by approximately $1.2 million. Also adversely impacting net sales for the third quarter was the Company's installation of a new raw material cleaning system in its Spartanburg, South Carolina manufacturing facility, which reduced customer shipments during the first week of January of 1995.

The gross margin percentage for the third quarter of fiscal 1995 was 24.1% of net sales, down from the gross margin percentage of 26.5% for the same period last year. The gross margin percentage for the first nine months of fiscal 1995 was 23.9%, compared to 25.1% for the same period last fiscal year. The gross margin percentages in the first three quarters of the current fiscal year were 23.5%, 24.3% and 24.1%, respectively. Manufacturing inefficiencies related to low sales volume contributed to the decline in gross margin in the current year's third quarter. On a year to date basis, the decline in the gross margin percentage compared to the prior year was due to manufacturing inefficiencies as noted above, as well as to higher material costs which were incurred early in the fiscal year.



                              Page 9.

Selling, general and administrative expenses for the third quarter of fiscal 1995 were $5,525,400, compared to $5,707,380 in the comparable period in fiscal 1994. As a percentage of sales, SG&A expense increased to 27.9% of net sales for the third quarter of fiscaol 1995 from 22.6% in the third quarter of fiscal 1994. Similarly, for the nine months ended March 25, 1995, selling, general and administrative expenses of $18,363,833, or 22.4% of net sales, increased from the spending level of $16,675,604, or 20.9% of net sales in the prior fiscal year. During the first nine months of the current fiscal year, the Company experienced increased business acquisition costs relative to the comparable period of the prior fiscal year of $867,000, of which $187,000, was incurred in the third quarter. Also during the current fiscal year, the Company invested in the development of new marketing programs which resulted in additional expense of $350,000, of which $157,000 was incurred in the third quarter of the current fiscal year.

Net interest expense in the third quarter of fiscal 1995 was $467,885, an increase of 19.0% over the same period in fiscal 1994. On a year to date basis, net interest expense increased 17.3% over the first nine months of the prior fiscal year. Higher borrowing levels and higher interest rates resulted in the additional net interest expense incurred in the current year.

Accounts receivable declined during the third quarter of fiscal 1995 consistent with reduced sales volume, while inventory, particularly finished goods, increased during the third quarter. Trade payables for the period declined with tighter spending controls. Purchases of property, plant and equipment continued as planned during the quarter. A significant portion of capital expenditures relate to the replacement of raw material cleaning systems at all three manufacturing locations.

As previously reported in the Company's Annual Report on Form 10-K for its fiscal year ended June 25, 1994, the Company has a financing agreement with a commercial bank relating to credit arrangements provided to the Company by that institution consisting of a $20 million revolving line of credit and a term loan which had a principal balance as of March 25, 1995 of $7,714,286. The debt service covenant of this financing agreement was amended during the third quarter of fiscal 1995 such that the loss sustained by the Company during the quarter did not result in a breach of that covenant.

The Company anticipates that operating revenues and existing credit lines will be adequate to finance its operations through the completion of the fiscal year.








                              Page 10.

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

         None.

ITEM 5.  Other Information.

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.

         A.  Exhibits

               Exhibit 10.1  First Amendment to Revolving
                             Credit and Term Loan Agreement with
                             The First National Bank of Boston
                             dated as of March 24, 1995               Page 13

               Exhibit 10.2  Director and Officers Liability
                             Insurance Policy and Excess Policy       Page 16

               Exhibit 27.   Financial Data Schedule                  Page 46


         B.  Reports on Form 8-K

            No reports have been filed on Form 8-K during this quarter.









                             Page 11.

PART II.   OTHER INFORMATION

                  ARROW AUTOMOTIVE INDUSTRIES, INC.

                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  ARROW AUTOMOTIVE INDUSTRIES, INC.
                  (Registrant)

May 5, 1995                               /s/ Jim L. Osment
                                         -------------------------------------
                                         President and Chief Executive Officer

May 5, 1995                              /s/ James F. Fagan
                                         -------------------------------------
                                         Executive Vice President and
                                         Chief Financial Officer































                             Page 12.