Form 10-K
period 1995-06-24
ARROW AUTOMOTIVE INDUSTRIES INC
filed 1995-09-22
CIK 7533

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                               FORM 10-K

 /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  -          THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended June 24, 1995
                           -------------
                                   OR

 / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  -          OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________ to __________.

 Commission File No.  1-7737
                      ------

                   ARROW AUTOMOTIVE INDUSTRIES, INC.
 ---------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

             Massachusetts                           04-1449115
 ----------------------------------       ----------------------------
 (State or other jurisdiction of            (I.R.S. Employer I.D. No.)
 incorporation or organization)

 3 Speen Street, Framingham, Massachusetts                01701
 -----------------------------------------             ------------
 (Address of principal executive offices)               (Zip Code)

 Registrant's telephone number, including area code (508) 872-3711
                                                    ---------------
 Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange on
    Title of Each Class                        Which Registered
    -------------------                    -------------------------
 Common Stock, $.10 Par Value              American Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act:

                               None

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No
                                                                 --    --
           Exhibit Index begins on Page 45 of this Report.

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
 this Form 10-K.  [    ]

 Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 15, 1995: $8,584,182

 Number of shares of Common Stock, $.10 Par Value, outstanding as of September 15, 1995: 2,873,083

                  DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the 1995 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                 PART 1
 ITEM 1.  BUSINESS.
 ------------------

 General
 -------

      Arrow Automotive Industries, Inc. (the "Company") was founded in 1929, incorporated in 1946 as a Massachusetts corporation and became a public company in 1972. The Company's Common Stock has been traded on the American Stock Exchange since 1978 under the symbol AI.

      The Company is primarily engaged in the remanufacture of automotive parts, which includes replacement parts for domestic and imported passenger cars, light and heavy duty trucks, farm vehicles and heavy duty industrial and construction equipment. Products are manufactured at and distributed from the Company's three manufacturing facilities, located in Spartanburg, South Carolina, Morrilton, Arkansas and Santa Maria, California. The Company also maintains distribution facilities in Hammond, Indiana and in Toronto and Vancouver, Canada. The Company's corporate headquarters are in Framingham, Massachusetts, and its operations headquarters are in Conway, Arkansas.

      The Company operates in one industry segment as a remanufacturer and distributor of replacement parts for automotive vehicles and trucks.

 Product Information
 -------------------

      The Company remanufactures and distributes a broad range of electrical and mechanical automotive parts, such as alternators, starters, water pumps, clutches, master brake cylinders, power steering pumps, power brakes, smog pumps, brake calipers, distributors, wiper motors, blower motors, crankshafts, rack and pinion steering units, radiator cooling motors, generators and carburetors. The Company also distributes new clutch kits which complement its existing line of remanufactured clutches. The Company does not consider its business to be seasonal, however, demand for certain products may be affected by extreme weather.

 Manufacturing Operations
 ------------------------

      The Company's manufacturing operations consist principally of the collection, disassembly, cleaning, examination and reconditioning of used automotive parts (referred to in the industry as "cores") and the reassembly of their components, together with new replacement components where necessary, into remanufactured products. The principal raw materials used by the Company in its operations are cores, which are obtained primarily from customers on a trade-in basis and to a lesser extent from concerns which sell cores, and new component parts which are obtained from a wide variety of suppliers. The Company's raw materials are available in adequate supply in the open market.

      Production of remanufactured parts is carried on in an assembly-line operation. When first received, cores are sorted and disassembled into their component parts. The major components are then further sorted and examined for suitability for further processing, and, if suitable, are cleaned, reconditioned and refinished. Components that are not reconditioned are replaced with new materials which are purchased from outside vendors. The metal components of cores not utilized in the manufacturing process are sold for scrap.

 Distribution
 ------------

      The Company sells its products nationwide primarily through its own direct sales force. The Company currently maintains a direct sales force of 42 full-time salesmen. The majority of the Company's sales (approximately 74 percent in fiscal 1995) are to warehouse distributors. The balance of the Company's sales are to retailers (approximately 21 percent in fiscal 1995) and other customers. During fiscal 1995, sales to the Company's largest customer, General Parts, Inc., accounted for 15% of net sales. No other customer accounted for more than 10% of the Company's net sales.

      Substantially all of the Company's warehouse distributor customers are members of program distribution associations. These associations use the collective buying power of their members to negotiate price and other terms with vendors, which has the effect of encouraging competition in the automotive aftermarket. The associations do not purchase directly from vendors, and members of these associations are not obligated to purchase solely from association approved vendors. The evolution of these associations and the emergence of high volume retail chains in the automotive aftermarket have combined to create additional price competition among manufacturers.

      The Company utilizes its own truck fleet, and to a lesser extent independent trucking services, to handle most of its product deliveries and other shipping requirements. Special order and delivery options are also made available to customers, such as overnight direct parts service.

 Marketing
 ---------

      The Company markets its products under its Arrow(Reg. Trade Mark) and Lance(Reg. Trade Mark) labels, as well as under a variety of private labels. The Arrow(Reg. Trade Mark) line consists of the Company's premium quality parts often containing a number of new components. The Lance(Reg. Trade Mark) line consists of higher volume units whereby manufacturing economies of scale permit reduced pricing to customers. The Lance(Reg. Trade Mark) line is available in starters and alternators. In fiscal 1995, approximately 45 percent of the Company's sales were made under various private labels, and the balance were made under the Company's own labels.

      The Company markets its remanufactured products with frequent contact by sales representatives, merchandising bulletins, direct mailing campaigns, advertising, participation in trade shows and complete catalog coverage. The Company also offers a subscription basis service bulletin program, which provides periodic technical information.

      The Company receives the majority of its product orders through an automated communication system called TRANSNET(Reg. Trade Mark), which enables customers to submit orders to the Company directly by computer. The TRANSNET (Reg. Trade Mark) computerized system is made available through the Motor Equipment Manufacturers Association. The Company can also accept orders through other proprietary electronic data interchange (EDI) networks for its customers'convenience upon request.

 Working Capital Items
 ---------------------

      Inventories are kept at a sufficient level to service customer orders. The Company provides customers with the right to return goods where the conditions of the Company's obsolescence and warranty return policies are met. These policies are consistent with industry practice, whereby under certain circumstances when the conditions of the return policies are met, remanufacturers accept product returns from current customers regardless of whether the product was actually purchased from the remanufacturer. Also, consistent with industry practice, the Company does not accept product returns from customers that no longer purchase from the Company.

 Competition
 -----------

      The Company competes with other national, regional and local remanufacturers, with rebuilders of automotive parts and with manufacturers of new parts, including the leading automobile manufacturers. The Company believes it is one of the largest companies engaged primarily in the production and sale of remanufactured automotive parts, although there may be other companies whose sales of such products exceed those of the Company. The automotive aftermarket is highly competitive. The Company considers the key factors determining the ability to compete in this highly competitive industry to be product quality, a complete product offering, current product catalogs, direct factory sales service, price and serving customers with a high order fill rate.

 Employees
 ---------

      On June 24, 1995, the Company employed 1,533 full-time employees and 65 part-time employees.

 ITEM 2.  PROPERTIES.
 --------------------

      The Company's corporate headquarters are located in Framingham, Massachusetts; its operations headquarters are located in Conway, Arkansas; and it occupies industrial and warehouse space in Spartanburg, South Carolina, Morrilton, Arkansas, Santa Maria, California, Hammond, Indiana, and Toronto and Vancouver, Canada.

      The Company leases approximately 15,000 square feet of office space in Framingham, Massachusetts, for its corporate headquarters under a lease expiring in 1998. Approximately 9,500 square feet of this space is subleased under an agreement which also expires in 1998. The Company also leases approximately 7,000 square feet of office space for its operations headquarters in Conway, Arkansas, under a lease expiring in November of 1996.

      The Company operates manufacturing facilities in Spartanburg, South Carolina (occupying approximately 315,000 square feet of floor space), Morrilton, Arkansas (occupying approximately 209,000 square feet of floor space) and Santa Maria, California (occupying approximately 98,000 square feet of floor space). The Spartanburg, Morrilton and Santa Maria facilities are all owned by the Company, subject to mortgages which, together with other collateral, secure the Company's obligations to its principal lender.

      In addition, the Company leases warehouse space of approximately 11,000 square feet in Hammond, Indiana, 50,000 square feet in Morrilton, Arkansas, 41,000 square feet in Spartanburg, South Carolina, 10,000 square feet in Toronto, Canada and 8,000 square feet in Vancouver, Canada.

      All facilities are well maintained and in good operating condition.

 ITEM 3.  LEGAL PROCEEDINGS.
 ---------------------------

      The Company is, from time to time, party to routine litigation incidental to the business. The amounts claimed in these matters are either covered by insurance or are not, in the aggregate, material in amount.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
 -------------------------------------------------------------

      The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 1995.

                              PART II
                              -------

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
 --------------------------------------------------------------
 STOCKHOLDER MATTERS.
 --------------------

      The common stock of the Company is traded on the American Stock Exchange under the trading symbol AI. The approximate number of holders of record of the Company's common stock at September 15, 1995 was 322. The following table sets forth the high and low sale price on the American Stock Exchange of the Company's common stock, for each full quarterly period during the last two fiscal years:

                               Fiscal                  Fiscal
                                1995                    1994
                           --------------          --------------
                           High       Low          High       Low

 First Quarter            $8 3/8     $7           $8 3/8     $6
 Second Quarter            8 1/2      7            8          6 1/8
 Third Quarter             8          5 5/8        10         7 3/4
 Fourth Quarter            6 9/16     5 1/2        9          7

      The Company did not pay any dividends during the 1995 or 1994 fiscal years. Operating covenants in the Company's loan agreement with its principal lender prohibits the Company from paying dividends unless the following conditions are met: (i) the Company is not then in default, and after giving effect to the dividend would not be in default, under the loan agreement; (ii) the aggregate amount of such dividends does not exceed the greater of (a) during any period of four (4) consecutive fiscal quarters an amount equal to fifty percent (50%) of the net income of the Company for the immediately preceding four (4) consecutive fiscal quarter periods, or (b) an amount equal to the excess of (i) twenty-five percent (25%) of the net income of the Company for the period commencing June 27, 1993 and ending with the last day of the fiscal quarter next preceding the proposed date of the dividend, treated as a single accounting period, over (ii) all dividends made subsequent to June 27, 1993.

 ITEM 6.  SELECTED FINANCIAL DATA.
 ---------------------------------

                FOR THE FISCAL YEARS ENDED IN JUNE

        (Amounts in Thousands Except Per Share Amounts and Financial
                                Ratio Data)
                              1995     1994      1993     1992     1991
                            (52 wks) (52 wks)  (52 wks) (52 wks) (52 wks)
 Net sales                 $106,574 $ 108,055 $ 100,654 $ 95,282 $ 91,238
 Gross profit                25,092    27,861    26,622   26,447   25,704
 Selling, administrative
    & general expenses       23,505    23,334    23,147   21,890   22,810
 Interest expense - net       1,935     1,614     1,830    2,014    2,676
 (Loss) income before
    income taxes and
    extraordinary items        (348)    2,914     1,645    4,413(1)   218
 (Benefit) provision for
    income taxes               (103)    1,113       628    1,765      115
 (Loss) income before
    extraordinary items        (245)    1,801     1,017    2,648      103
 Loss on refinancing of
    debt, net of income
    tax benefit                  --      (276)       --       --       --
 Utilization of income
    tax net operating
    loss carryforwards           --        --        --      400      115
 Net (loss) income             (245)    1,525     1,017    3,048(1)   218
 (Loss) income per share
    before extraordinary
    items                      (.09)      .64       .36      .95(1)   .04
 Loss per share on
    refinancing of debt, net
    of income tax benefit        --      (.10)       --       --       --
 Utilization of income tax
    net operating loss
    carryforwards per share      --        --        --      .15      .04
 Net (loss) income per share   (.09)      .54       .36     1.10(1)   .08
 Cash dividends declared
    per share                    --        --        --       --       --
 Capital expenditures         2,574       670       648      657      217
 Depreciation and
    amortization            $ 1,412   $ 1,546   $ 1,692  $ 1,918  $ 2,153

 Average shares outstanding   2,872     2,821     2,814    2,777    2,757

 (1) Includes the gain on termination of supplemental benefit arrangements with certain executives, which increased income before income taxes and extraordinary items by $1,871,000 and increased net income by $1,104,000 or $.40 per share.

                    FOR THE FISCAL YEARS ENDED IN JUNE

            (Amounts in Thousands Except Per Share Amounts and
                          Financial Ratio Data)
                              1995     1994      1993     1992     1991
                            (52 wks) (52 wks)  (52 wks) (52 wks) (52 wks)

                                AT YEAR END
 Working capital          $ 40,152  $ 33,702  $ 31,675 $ 30,175 $ 26,973
 Total assets               69,006    71,121    62,026   62,990   64,429
 Long-term debt             19,265    11,732    12,487   12,418   14,440
 Stockholders' equity       32,739    32,974    31,175   30,155   26,729
 Equity per common share  $  11.40  $  11.69  $  11.08 $  10.86 $   9.69

                                FINANCIAL RATIOS (%)

 Gross profit margin         23.54     25.78     26.45    27.76    28.17
 Net profit margin            (.23)     1.41      1.01     3.20     0.24
 Return on equity             (.74)     4.75      3.32    10.72     0.82
 Current ratio (to 1)         3.94      2.46      3.04     2.76     2.37

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 --------------------------------------------------------------------
 AND RESULTS OF OPERATION.
 -------------------------

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.

 Results of Operations
 ---------------------

      The Company incurred a net loss of $245,000 for the fiscal year ended June 24, 1995. During fiscal 1994 and 1993, the Company had net income of $1,525,000 and $1,017,000, respectively. Fiscal 1994 net income included an extraordinary charge of $276,000 (net of a tax benefit of $169,000) relating to the refinancing of the Company's bank debt.

      Operating results in the current fiscal year were adversely affected by lower sales volumes during the last six months of the fiscal year, which the Company attributes primarily to the unusually mild winter experienced throughout the country combined with changes in the Company's customer base. Also, the cost of manufacturing has continued to rise due to continued significant price increases in certain raw materials. Further, the Company experienced manufacturing inefficiencies during the year related to the installation of a new raw material cleaning system. Finally, increases in selling, administrative and general expenses occurred in fiscal 1995 related to the acquisition of new business during the first nine months of the current year and certain marketing programs completed during the current fiscal year.


 Sales
 -----


      Net sales for fiscal 1995 of $106,574,000 were down 1.4% from fiscal 1994's net sales of $108,055,000. In comparison to fiscal 1993, the current fiscal year's net sales have increased 5.9%. Unit sales for fiscal 1995 were down 4.9% from fiscal 1994 and down 3.7% from fiscal 1993. The net sales volume of the first and second quarters in the current fiscal year were $32,818,000 and $29,163,000, respectively, the highest quarterly sales volumes ever achieved by the Company. The third and fourth quarters' net sales of $19,820,000 and $24,773,000 respectively, represented a significant decline from the net sales achieved in the first two quarters of the fiscal year.

      The decline in net sales in the latter half of the current fiscal year is attributable to several factors. The most significant factor was the mild winter weather pattern experienced throughout most of the country which resulted in fewer part failures and reduced the demand for many of the Company's products. In addition, the Company lost several customer accounts during fiscal 1995 and the first quarter of fiscal 1996. However, during the first quarter of fiscal 1996 the Company acquired new customers, which, while not replacing the lost business entirely, will mitigate the negative impact of the customer turnover.

 Gross Margin
 ------------

      Gross margin as a percentage of sales was 23.5%, 25.8% and 26.4% for the fiscal years ended 1995, 1994, and 1993, respectively.

      A change in the mix of products sold has contributed to the margin decline. Throughout the last three fiscal years, sales have migrated to the Company's Lance(Reg. Trade Mark) product lines, which generate lower margins than the Company's traditional premium lines. This migration of sales to lower priced lines reflects several issues impacting the remanufactured parts market. Retail outlets have become a significant factor in the distribution of automotive parts while at the same time most traditional warehouse distributors have joined large buying groups. This emergence of "power buyers" has dramatically increased pricing pressures at a time when manufacturing overcapacity remains prevalent. Also during the last three fiscal years, the Company's mix of products sold reflected proportionately more unit sales in newer vehicle applications. While generating higher sales dollars, these newer vehicle applications provided lower gross margins due to the higher costs to produce a product in the early stage of its product cycle. During the current fiscal year, the product mix was also impacted by the decline in the sales of certain products which tend to have higher failure rates in severe winter weather. These products on average generate a gross profit margin percentage that exceeds the Company's average gross profit margin percentage.

      In fiscal 1995 the Company experienced increases in the cost of certain basic raw materials (e.g., copper, aluminum and linerboard products), increased unit costs due to lower plant utilization caused by the decline in sales volume and inefficiencies incurred during the installation of new raw material cleaning systems. The new raw material cleaning systems were necessary in order to comply with regulations promulgated pursuant to the Clean Air Act Amendments of 1990 which mandated that the production of a certain degreasing agent used by the Company in its manufacturing operations cease completely by January 1, 1996. The move toward an environmentally friendly degreasing agent required the replacement of equipment that was key to the flow of the manufacturing process. Certain delivery and installation delays created less efficient product processing during the third and fourth quarters of fiscal 1995.

      The Company strives to source its raw materials at favorable prices. The Company continues to review its operations to reduce overall costs to manufacture its products.

 Selling, Administrative and General Expenses
 --------------------------------------------

      Selling, administrative and general expenses as a percentage of sales were 22.1%, 21.6% and 23.0% for the fiscal years 1995, 1994, and 1993, respectively. Spending in these areas increased $170,000 in fiscal 1995 over fiscal 1994 and $358,000 over fiscal 1993. Beginning late in fiscal 1994 and continuing into the first three quarters of the current fiscal year, the Company incurred increased business acquisition costs. Such costs incurred in fiscal 1995 exceeded similar costs in the prior year by $357,000. Also, during the current fiscal year the Company invested in the development of new marketing programs which resulted in additional expense of approximately $340,000.

      The Company constantly reviews its selling, administrative and general expenses for areas where reductions can be made, and continues to exercise strict control over discretionary spending.

 Net Interest Expense
 --------------------

      Net interest expense in fiscal 1995 of $1,935,000 increased 20.0% or $322,000, from fiscal 1994's net interest expense which was down $217,000, or 12%, from net interest expense in fiscal 1993. Higher borrowing levels and higher interest rates resulted in the additional net interest expense incurred in the current fiscal year. The reduction in net interest expense in fiscal year 1994 in comparison to fiscal 1993 was due primarily to the lower interest rates available under replacement financing obtained in the third quarter of fiscal 1994.

 Income Taxes
 ------------

      The Company's tax benefit was 29.6% in fiscal 1995, which was less than the statutory rate of 34%, primarily due to certain nondeductible expenses. The effective tax rate for both fiscal years 1994 and 1993 was 38.2%.


 Impact of Inflation and Changing Prices
 ---------------------------------------

      Although the Company cannot accurately determine the precise overall effect of inflation on its business, the Company is conscious of the impact of inflation and, when possible, will compensate by increasing selling prices. The Company has refrained from passing on all of the increased costs through pricing because of the current competitive climate. The Company will continue its efforts to reduce costs through improvements in product distribution, purchasing practices, manufacturing techniques and more intense reclamation efforts. However, due to the cost increases in raw materials mentioned earlier, the Company has found it necessary to implement certain price increases scheduled to take effect late in the first quarter of fiscal 1996.

      The Company follows the LIFO method of determining inventory costs to better match current costs with current revenues. In fiscal 1995, 1994 and 1993, the impact of inflation and operating factors increased cost of goods sold over the respective prior years by $795,000, $121,000 and $273,000.

      Charges to operations for depreciation represent the allocation of historical cost incurred in prior years and are significantly less than if they were based on current or replacement cost of the Company's production capacity. In the normal course of business, the Company will replace its productive capacity over an extended period of time. Decisions concerning such replacements will be made in light of economic, regulatory and competitive conditions existing from time to time. These new assets will result in additional depreciation charges. In many cases, however, there will be offsetting cost savings from technological advances.


 Liquidity and Financial Condition
 ---------------------------------

      In fiscal 1995, cash provided by operating activities of $2,871,000 was substantially used to purchase new raw material cleaning systems, while cash provided by net financing activities remained relatively unchanged from the beginning of the fiscal year. The decline in the Company's sales volume and related reductions in spending and purchasing levels in the second half of the current fiscal year resulted in decreases in accounts receivable, inventories and outstanding accounts payable as of June 24, 1995 when compared to those balances on June 25, 1994.

      As previously mentioned, the Company replaced raw material cleaning systems at all three manufacturing plants during fiscal 1995. The investment in those capital expenditures approximated $2,214,000.

      Cash used in operating activities in fiscal 1994 was $4,131,000 and cash used in investing activities was $804,000. Cash was provided from financing activities of $4,940,000. At June 25, 1994, increases in inventory and accounts receivable levels over the prior year's levels absorbed cash of $6,190,000 and $3,003,000, respectively. The positive cash flow from net income combined with cash provided by an increase in accounts payable and advances under the Company's revolving line of credit supported the growth in inventory and accounts receivable.

      Cash of $1,846,000 was provided by operations in fiscal 1993 relative to the prior year. The positive cash flow was substantially generated from net income and a reduction in inventory and accounts receivable, offset to some extent by increases in accrued liabilities and other current assets. Cash of $1,173,000 was used for financing activities, primarily to reduce outstanding long-term debt.



 Capital Resources
 -----------------

      On December 29, 1993, the Company entered into an agreement with a commercial bank to provide replacement financing of its existing credit line and term loan. The replacement financing consisted of a $20 million revolving line of credit and a $9 million term loan. The balance of the term loan at June 24, 1995 was $7,392,857. The difference between amounts paid to retire the former indebtedness and the related carrying amounts, principally the unamortized balance of debt issue costs and early payment penalties, of $276,000, net of an income tax benefit of $169,000, has been reflected as an extraordinary charge in the fiscal 1994 statement of income.

      The Company's obligations under this financing agreement are secured by substantially all of its assets. The agreement contains certain provisions and covenants which, among other things, restrict the amount of future indebtedness, the amount of cash dividends and capital expenditures and require the Company to maintain specified levels of tangible net worth, debt service and net worth ratios. The debt service covenant of this financing agreement was amended during the third and fourth quarters of fiscal 1995 such that the loss sustained by the

 Company during the respective quarters did not result in a breach of the covenant.

      The Company anticipates that operating revenues and existing credit lines will be adequate to provide for the Company's cash requirements for fiscal 1996.


 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
 -----------------------------------------------------

      The response to this item is included as part of Item 14 of this report. An index to the financial statements and schedules filed as a part of this report appears on page 16 of this report.

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
 --------------------------------------------------------------------
 AND FINANCIAL DISCLOSURE.
 -------------------------

      The Company has not reported on Form 8-K any disagreement with its public accountants on any matter of accounting principles or practices or financial statement disclosure.

                               PART III
                               --------

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
 -------------------------------------------------------------
 ITEM 11.  EXECUTIVE COMPENSATION;
 ---------------------------------
 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 -------------------------------------------------------------
 MANAGEMENT;
 -----------
 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
 ---------------------------------------------------------

      Information required under these items has been omitted, as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive proxy statement pursuant to Regulation 14A. The information concerning directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference in the Company's Annual Proxy Statement for its 1995 Annual Meeting of Stockholders.

                              PART IV
                              -------

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
 -----------------------------------------------------------------
 FORM 8-K.
 ---------

      (a)  1.  Financial Statements.  The following financial
               ---------------------
 statements of the Company are included in Item 8:

                                                                    Page
                                                                    ----
      Report of Independent Auditors                                 20
      Balance Sheets - June 24, 1995 and
         June 25, 1994                                               21
      Statements of Operations - Years
         ended June 24, 1995, June 25, 1994, and
         June 26, 1993                                               23
      Statements of Changes in Stockholders'
         Equity - Years ended June 24, 1995,
         June 25, 1994, and June 26, 1993                            25
      Statements of Cash Flows - Years
         ended June 24, 1995, June 25, 1994,
         and June 26, 1993                                           27
      Notes to Financial Statements                                  29

          2.  Financial Statement Schedules.  The following
              ------------------------------
 financial statement schedules of the Company are included in Item 14(d):

                                                                    Page
                                                                    ----
      Schedule II - Valuation and Qualifying Accounts                44


 All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

          3.  Listing of Exhibits.  A listing of exhibits filed as
              --------------------
 part of this Form 10-K begins on page 45 hereof.

      (b) The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1995.

      (c) The Company hereby files as a part of this Form 10-K the exhibits listed in Item 14(a)(3) above.

      (d) The Company hereby files as a part of this Form 10-K the financial statements and schedules listed in Items 14(a)(1) and (2) above.

                             SIGNATURES
                             ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ARROW AUTOMOTIVE INDUSTRIES, INC.
                                      ---------------------------------

 Dated:  September 21, 1995      By:   /s/ Jim L. Osment
                                      ---------------------------------
                                      Jim L. Osment, President and
                                      Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           President, Chief Executive
  /s/ Jim L. Osment        Officer, (Principal         September 21, 1995
 ------------------------- Executive Officer) and
 Jim L. Osment             Director

                           Executive Vice President,   September 21, 1995
  /s/ James F. Fagan       Chief Financial Officer
 ------------------------- (Principal Financial
 James F. Fagan            Officer), Treasurer and
                           Director

  /s/ Harry A. Holzwasser  Chairman of the Board and   September 21, 1995
 ------------------------- Director
 Harry A. Holzwasser

 ------------------------- Director                    September 21, 1995
 Mary S. Holzwasser

  /s/ Robert A. Holzwasser Director                    September 21, 1995
 -------------------------
 Robert A. Holzwasser

  /s/ Joel D. Holzwasser   Director                    September 21, 1995
 -------------------------
 Joel D. Holzwasser

 /s/ Lawrence M. Levinson  Director                    September 21, 1995
 -------------------------
 Lawrence M. Levinson

 ------------------------- Director                    September 21, 1995
 Winthrop P. Rockefeller

 ------------------------- Director                    September 21, 1995
 Alan Steinert, Jr.

  /s/ Kathaleen M.         Vice President and          September 21, 1995
      Carroll-Coelho       Controller
 -------------------------
 Kathaleen M. Carroll-Coelho

            Report of Independent Auditors

 To The Stockholders and Board of Directors
 Arrow Automotive Industries, Inc.


 We have audited the accompanying balance sheets of Arrow Automotive Industries, Inc.(the Company) as of June 24, 1995 and June 25, 1994, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 24, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arrow Automotive Industries, Inc. at June 24, 1995 and June 25, 1994, and the results of its operations and its cash flows for each of the three years in the period ended June 24, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

 As discussed in Notes 9 and 10 to the financial statements, in 1994, the Company changed its method of accounting for postretirement benefits and income taxes.


                                           ERNST & YOUNG LLP


                                          /s/ Ernst & Young LLP
 200 Clarendon Street
 Boston, Massachusetts
 August 30, 1995

                    ARROW AUTOMOTIVE INDUSTRIES, INC.

                            BALANCE SHEETS

                                              June 24,       June 25,
                                                1995           1994
                                            -------------  -------------
 Assets (Note 5)
 Current assets:
   Cash and equivalents                     $    753,010   $    445,320
   Accounts receivable, less allowance
     ($477,285 in 1995 and $552,622
     in 1994) for doubtful accounts           12,535,646     15,661,427
   Inventories (Note 2)                       36,307,861     37,433,020
   Deferred income taxes (Note 10)             1,778,000      1,919,000
   Other current assets                        2,422,578      1,373,477
                                            ------------   ------------
     Total current assets                     53,797,095     56,832,244

 Property, plant and equipment (Note 8):
   Land                                          952,087        952,087
   Buildings and building improvements        15,656,256     15,621,268
   Leasehold improvements                        258,221        258,221
   Machinery and equipment                    18,567,735     16,307,227
   Construction in progress                       25,052         47,678
                                            ------------   ------------
                                              35,459,351     33,186,481
   Less allowances for depreciation and
     amortization                             22,174,393     21,134,125
                                            ------------   ------------
     Net property, plant and equipment        13,284,958     12,052,356

 Other assets                                  1,923,519      2,236,194


                                            ------------   ------------
                                            $ 69,005,572   $ 71,120,794
                                            ============   ============







 The accompanying notes are an integral part of the financial statements.




                    ARROW AUTOMOTIVE INDUSTRIES, INC.

                       BALANCE SHEETS (continued)

                                              June 24,       June 25,
                                                1995           1994
                                            -------------  -------------
 Liabilities and Stockholders' Equity
 Current liabilities:
   Current portion of advances under
     revolving line of credit (Note 5)      $  2,729,975   $ 10,219,446
   Cash overdraft (Note 3)                     1,216,348        907,095
   Trade accounts payable                      3,089,034      3,951,308
   Accrued expenses (Note 4)                   5,009,865      5,718,304
   Income taxes payable                          227,477        961,842
   Current portion of long-term debt           1,372,486      1,372,538
                                            ------------   ------------
        Total current liabilities             13,645,185     23,130,533

 Long-term debt, net of current portion
   (Note 5)                                   19,265,190     11,732,234
 Deferred income taxes (Note 10)               1,634,000      1,631,000
 Accrued retirement benefits (Note 9)          1,721,867      1,653,287

 Stockholders' equity (Notes 6 and 7):
   Preferred stock, par value $.01 per
     share--authorized 1,000,000 shares,
     none issued
   Common stock, par value $.10 per
     share--authorized 5,000,000 shares,
     issued 2,968,870 in 1995 and
     2,967,670 in 1994                           296,887        296,767
   Capital in excess of par value              7,428,254      7,418,004
   Retained earnings                          25,463,513     25,708,217
                                            ------------   ------------
                                              33,188,654     33,422,988
   Less cost of common stock in treasury
     (95,787 shares in 1995 and 95,775
     in 1994)                                    449,324        449,248
                                            ------------   ------------
        Total stockholders' equity            32,739,330     32,973,740

 Commitments and Contingency (Note 8)
                                            ------------   ------------
                                            $ 69,005,572   $ 71,120,794
                                            ============   ============


 The accompanying notes are an integral part of the financial statements.

                    Arrow Automotive Industries, Inc.

                        Statements of Operations
                                           Fiscal Year Ended
                                -----------------------------------------
                                   June 24,      June 25,      June 26,
                                     1995          1994          1993
                                ------------- ------------- -------------
 Net sales                      $106,574,023  $108,054,720  $100,654,148
                                ------------- ------------- -------------

 Cost and expenses:
  Cost of products sold           81,482,460    80,193,327    74,032,182
  Selling, administrative and
    general                       23,504,545    23,334,056    23,146,655
  Interest                         1,934,722     1,613,508     1,830,401
                                ------------- ------------- -------------
                                 106,921,727   105,140,891    99,009,238
                                ------------- ------------- -------------
 (Loss) income before income
   taxes and extraordinary item     (347,704)    2,913,829     1,644,910
 (Benefit) provision for income
   taxes (Note 10)                  (103,000)    1,113,000       628,000
                                ------------- ------------- -------------
 (Loss) income before
   extraordinary item               (244,704)    1,800,829     1,016,910

  Extraordinary charge from
   refinancing of debt, net
   of income tax benefit of
   $169,000 (Note 5)                              (275,985)
                                ------------- ------------- -------------
 Net (loss) income              $   (244,704) $  1,524,844  $  1,016,910
                                ============= ============= =============

 (Loss) income per share
   before extraordinary item    $       (.09) $        .64  $       .36





 Extraordinary charge per share
   from refinancing of debt,
   net of income tax benefit of
   $.06 per share                                     (.10)
                                ------------- ------------- -------------
 Net (loss) income per share    $       (.09) $        .54  $        .36
                                ============= ============= =============


 The accompanying notes are an integral part of the financial statements.

                     Arrow Automotive Industries, Inc.

                Statements of Changes in Stockholders' Equity
                                    Capital in
                         Common     Excess of     Retained     Treasury
                         Stock      Par Value     Earnings      Stock
                      ------------ ------------ ------------ ------------
Balance at June 27,
  1992                $    290,897 $  7,146,712 $ 23,166,463 $    449,128

  Income tax benefit
   resulting from
   disqualifying
   disposition of
   shares under stock
   option plans                             463

  Exercise of stock
   options                      60        2,696

  Net income for the
   year                                            1,016,910
                      ------------ ------------ ------------ ------------

 Balance at June 26,
  1993                     290,957    7,149,871   24,183,373      449,128

  Income tax benefit
   resulting from
   disqualifying
   disposition of
   shares under stock
   option plans                          20,780

  Purchase of
   treasury stock                                                     120

  Exercise of stock
   options                   5,810      247,353

  Net income for the
   year                                            1,524,844
                      ------------ ------------ ------------ ------------
 Balance at June 25,
   1994               $    296,767 $  7,418,004 $ 25,708,217 $    449,248







  Income tax benefit
   resulting from
   disqualifying
   disposition of
   shares under stock
   option plans                           3,920

  Purchase of treasury
   stock                                                              76

  Exercise of stock
   options                    120        6,330

  Net loss for the
   year                                             (244,704)
                      ------------ ------------ ------------ ------------
 Balance at June 24,
  1995                $    296,887 $  7,428,254 $ 25,463,513 $    449,324
                      ============ ============ ============ ============























 The accompanying notes are an integral part of the financial statements.


                  Arrow Automotive Industries, Inc.

                      Statements of Cash Flows
                                           Fiscal Year Ended
                                -----------------------------------------
                                   June 24,      June 25,      June 26,
                                     1995          1994          1993
                                ------------- ------------- -------------
 Operating activities
   Net (loss) income            $   (244,704) $ 1,524,844  $  1,016,910
   Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
     Depreciation and
      amortization                 1,411,722    1,546,047     1,691,854
     Write off of deferred
      financing costs (Note 5)                    344,985
     Deferred income taxes
      (credits)                      144,000     (271,000)     (112,000)
     Provision for bad debts          41,376      105,008        23,905
   (Increase) decrease in assets:
     Accounts receivable           3,084,405   (3,003,313)      211,099
     Inventories                   1,125,159   (6,190,209)      607,667
     Other current assets           (763,598)    (366,993)     (715,498)
   Increase (decrease) in
    liabilities:
     Accounts payable, accrued
      expenses and other current
      liabilities                 (1,261,460)     934,558      (574,966)
     Income taxes payable           (734,365)     765,106         7,284
     Accrued retirement benefits      68,580      480,294      (310,708)
                                ------------- ------------- -------------
 Cash provided by (used for)
  operating activities             2,871,115   (4,130,673)    1,845,547

 Investing activities
   Purchase of property, plant
    and equipment                 (2,551,563)    (437,563)     (510,854)
   Increase in net cash
    surrender value of life
    insurance policies           $  (139,599) $  (223,174)  $  (233,445)



 The accompanying notes are an integral part of the financial statements.

                       Arrow Automotive Industries, Inc.

                      Statements of Cash Flows (continued)
                                           Fiscal Year Ended
                                -----------------------------------------
                                   June 24,      June 25,      June 26,
                                     1995          1994          1993
                                ------------- ------------- -------------
   Other                        $     84,898  $   (143,155)  $    72,320
                                ------------- ------------- -------------
 Cash used for investing
    activities                    (2,606,264)     (803,892)     (671,979)


 Financing activities
   Replacement financing proceeds               21,456,514
   Indebtedness repaid,
    principally with the proceeds
    from the replacement financing             (20,134,246)
   Increase in advances under
    revolving line of credit       1,410,529     4,763,770       440,452
   Deferred financing costs of
    replacement financing                         (281,964)
   Repayments of other long-
    term debt and capital lease
    obligations                   (1,377,984)   (1,137,478)   (1,617,167)
   Proceeds from exercise of
    stock options and related
    tax benefits                      10,370       273,943         3,219
   Purchase of treasury stock            (76)         (120)
                                ------------- ------------- -------------
 Cash provided by (used for)
  financing activities                42,839     4,940,419    (1,173,496)
                                ------------- ------------- -------------

 Increase in cash and
  equivalents                        307,690         5,854            72

 Cash and equivalents at
  beginning of year                  445,320       439,466       439,394
                                ------------- ------------- -------------

 Cash and equivalents at end
  of year                       $    753,010  $    445,320  $    439,466
                                ============= ============= =============



 The accompanying notes are an integral part of the financial statements.

                      Arrow Automotive Industries, Inc.

                        Notes to Financial Statements


 Note 1.  Summary of Significant Accounting Policies

 The principal accounting policies of Arrow Automotive Industries, Inc. (the Company) are as follows:

 Fiscal Year: The Company's fiscal year ends on the last Saturday of June. Fiscal years 1995, 1994, and 1993 each contained 52 weeks. The number of weeks in fiscal quarters varies from twelve to fourteen.

 Business Segment: The Company is a remanufacturer and distributor of replacement parts for automotive vehicles and trucks, which is considered to be a single line of business. In fiscal 1995, sales to the Company's largest customer represented 15% of net sales and no other customer accounted for more than 10% of net sales.

 Inventories: Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

 Property, Plant and Equipment: Property, plant and equipment is recorded on the basis of cost or, in the case of leased assets under certain capital leases (see Note 8), at the present value of future lease payments. Depreciation and amortization of plant and equipment are provided on a straight-line basis, based upon the following estimated useful lives of the assets:

      Buildings and building improvements         10-33 years
      Leasehold improvements                      10-33 years
      Machinery and equipment                      2-10 years

 The Company eliminates from its accounts the cost and accumulated depreciation of the assets when they are retired, sold or abandoned. Gains and losses are reflected in the statements of operations.

 Income Taxes: The Company provides deferred taxes to recognize temporary differences between financial reporting and tax accounting.

 The amounts deductible in determining income taxes may exceed amounts charged to income as a result of tax deductions arising from disqualifying dispositions of stock acquired under the Company's qualified stock option plans. Any reduction in income taxes as a result of these differences is credited to capital in excess of par value.

 Earnings (Loss) Per Share: Earnings (loss) per share is computed based upon the weighted average number of common shares outstanding during each year, plus the dilutive effect, if any, of the assumed exercise of outstanding stock options. Weighted average shares used in the calculation of earnings (loss) per share were 2,872,309 for 1995, 2,821,063 for 1994 and 2,813,752 for 1993.

                      Arrow Automotive Industries, Inc.

                       Notes to Financial Statements


 Note 1.  Summary of Significant Accounting Policies (continued)

 Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

 Concentration of Credit Risk: The Company sells its products nationwide, primarily to warehouse distributors and to a lesser extent, to retailers. The Company performs ongoing credit evaluations of its customers and when appropriate registers UCC filings to provide a security interest in its customers' inventory. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

 Note 2.  Inventories

 Inventories consist of the following:

                                               1995          1994
                                           ------------  ------------

 Stated at cost on first-in, first out
  (FIFO) method (which approximates
  replacement cost):
    Finished goods                         $10,471,077   $11,027,263
    Work in process and materials           32,651,784    32,425,757
                                           ------------  ------------
                                            43,122,861    43,453,020

 Less reserve required to state
  inventory on the last-in, first-out
  (LIFO) method                             (6,815,000)   (6,020,000)
                                           ------------  ------------
                                           $36,307,861   $37,433,020
                                           ============  ============

 Note 3.  Cash Management System

 Daily, under the Company's cash management system, the bank notifies the Company of checks presented for payment against imprest operating accounts. The Company transfers funds from other sources, such as short-term investments or available lines of credit, to cover the checks presented for payment. The Company reflects a book cash overdraft as a result of the checks outstanding.

                      Arrow Automotive Industries, Inc.

                       Notes to Financial Statements

 Note 3.  Cash Management System (continued)

 The cash (overdraft) balance consists of the following:

                                               1995          1994
                                           ------------  ------------


 Bank balance                              $    39,223   $    87,679
 Less outstanding checks                    (1,255,571)     (994,774)
                                           ------------  ------------
                                           $(1,216,348)  $  (907,095)
                                           ============  ============

 Note 4.  Accrued Expenses

 Accrued expenses consist of the
  following:
                                               1995          1994
                                           ------------  ------------
 Compensation and taxes withheld
  therefrom                                $ 3,390,337   $ 3,466,210
 Promotional allowances                        497,133       780,156
 Other                                       1,122,395     1,471,938
                                           ------------  ------------
                                           $ 5,009,865   $ 5,718,304
                                           ============  ============

 Note 5.  Long-Term Debt and Credit Arrangements

 Long-term debt consists of the following:

                                               1995          1994
                                           ------------  ------------

 Term loans                                $ 7,392,857   $ 8,678,571
 Noncurrent portion of advances under
  revolving line of credit                  13,000,000     4,100,000
 Other                                         244,819       326,201
                                           ------------  ------------
                                            20,637,676    13,104,772
 Less current portion                       (1,372,486)   (1,372,538)
                                           ------------  ------------
                                           $19,265,190   $11,732,234
                                           ============  ============

                       Arrow Automotive Industries, Inc.

                        Notes to Financial Statements

 Note 5.  Long-Term Debt and Credit Arrangements (continued)

 Maturities of amounts classified as long-term debt are as follows: 1997-- $14,363,316; 1998--$1,353,345; 1999--$1,298,528; 2000--$1,285,714; 2001--
 $964,287.

 Interest paid amounted to $1,960,718 during 1995, $1,681,952 during 1994 and $1,884,380 during 1993.

 On December 29, 1993, the Company entered into an agreement with a commercial bank to provide replacement financing of its existing credit line and term loan. The replacement financing consists of a $20 million revolving line of credit and a $9 million term loan. In connection therewith, the Company recorded an extraordinary charge of $275,985, net of income tax benefit of $169,000. Of this amount, $215,985, net of income tax benefit of $131,000, represents a non-cash charge to write off the unamortized balance of deferred financing costs and the balance relates to charges arising from the early termination of that debt.

 At June 24, 1995, the revolving line of credit enables the Company to borrow up to $20 million through December 31, 1996, based on a formula applied to the balances of the Company's inventory and accounts receivable. Amounts outstanding under the line ($15,729,975 at June 24, 1995) bear interest (at the Company's option) of 0.5% over the prime lending rate or 2% over the Eurodollar rate. A commitment fee of 0.25% per annum is due on the unused portion of the borrowing facility. The interest rate at June 24, 1995 on outstanding borrowings under the revolving line of credit was approximately 8.3%. Optional prepayment is permitted. At June 24, 1995, the Company has classified $13 million of advances outstanding under the line as noncurrent, since it does not intend to reduce its advances under the credit line below this amount during fiscal 1996.

 The $9 million term loan bears interest (at the Company's option) of 0.75% over the prime lending rate or 2.25% over the Eurodollar rate payable monthly. The interest rate at June 24, 1995 on outstanding term loan borrowings of $7,392,857 was approximately 8.4%. Principal is payable in equal quarterly installments which are intended to extinguish the debt by December 31, 2000. Optional prepayment is permitted.

 The Company's obligations under these agreements are secured by substantially all of its assets.

                      Arrow Automotive Industries, Inc.

                       Notes to Financial Statements

 Note 5.  Long-Term Debt and Credit Arrangements (continued)

 Both the term loan and revolving line of credit agreements contain certain provisions and covenants which, among other things, restrict the amount of future indebtedness, amount of cash dividends and capital expenditures and require the Company to maintain specified levels of tangible net worth, debt service and net worth ratios.

 At June 24, 1995, the Company had $379,000 of outstanding letters of credit.

 Note 6.  Preferred Stock

 The Board of Directors has the authority to issue Preferred Stock in one or more series, and to fix the dividend, redemption, liquidation, conversion and voting rights associated with each such series.

 Note 7.  Stock Options

 Effective as of December 21, 1992, the Company adopted the 1993 Incentive Stock Option Plan. The 1993 Plan provides for grants of options to key employees to purchase up to 200,000 shares of common stock of the Company. Options under the 1993 Plan may be granted during a period of ten years beginning December 21, 1992, and are exercisable ratably over a period of five years from date of grant.

 The Company's Stock Option Plan for Non-Employee Directors provides for grants of options to purchase up to 20,000 shares of Common Stock of the Company. Options granted under the Non-Employee Directors' Plan become fully exercisable six months after the date of grant, and expire ten years from the date of grant. As of November 22, 1993, no further options could be granted under the Stock Option Plan for Non-Employee Directors.

                                                  Arrow Automotive Industries,
 Inc.

                        Notes to Financial Statements

 Note 7.  Stock Options (continued)

 Information with respect to stock options is as follows:

                            1995                       1994
                   -----------------------------------------------------
                    Number       Price Per      Number       Price Per
                   of Shares       Share       of Shares       Share
                   -----------------------------------------------------

 Outstanding at
  beginning of year  128,700    $5.375-$8.750    197,400   $4.125-$8.750
 Options cancelled
  or expired          (6,000)   $5.375-$6.625    (10,600)  $4.125-$6.625
 Options exercised    (1,200)   $5.375           (58,100)  $4.125-$6.625
                    ---------                   ---------
 Outstanding at
  year end           121,500    $6.125-$8.750    128,700   $5.375-$8.750
                    =========                   =========

 Exercisable at
  year end            76,900                      58,800
                    =========                   =========

 Available for
  future grant        87,500                      82,500
                    =========                   =========

 At June 24, 1995, 209,000 shares of Common Stock were reserved for issuance under the Company's stock option plans. The weighted average exercise price for stock options outstanding at June 24, 1995 was $6.69.

 Note 8.  Leases

 Property, plant and equipment includes the following amounts for leases of manufacturing facilities that have been capitalized:

                                         1995             1994
                                     ------------     ------------

 Building, building improvements
  and machinery and equipment         $ 342,937         $ 454,980
 Less accumulated amortization         (154,783)         (159,289)
                                     ------------     ------------
                                      $ 188,154         $ 295,691
                                     ============     ============

                       Arrow Automotive Industries, Inc.

                         Notes to Financial Statements

 Note 8.  Leases (continued)

 Lease amortization is included in depreciation expense and amounted to $72,643 in 1995, $79,510 in 1994 and $35,430 in 1993. During 1995 and 1994, the
 Company acquired $10,888 and $217,426, respectively, of equipment under capital lease arrangements.

 The future minimum rental commitments as of June 24, 1995 for all noncancelable operating leases are as follows:

                                         Trucks and
              Total      Real Estate      Trailers        Other
          -----------  ---------------  -------------  -----------

 1996     $   958,245     $   306,634     $   635,399  $    16,212
 1997         498,218         303,201         195,017            0
 1998         314,816         270,536          44,280            0
 1999          74,654          54,359          20,295            0
 2000          10,278          10,278               0            0
          -----------  ---------------  -------------  -----------
 Total    $ 1,856,211     $   945,008     $   894,991   $   16,212
          ===========  ===============  =============  ===========

 Total rental expense for all operating leases was:

                                1995          1994          1993
                            ------------  ------------  ------------

 Minimum rentals            $ 1,309,206   $ 1,267,108   $ 1,455,686
 Contingent rentals             592,707       690,606       795,448
 Less:  Sublease rentals       (114,629)      (60,338)
                            ------------  ------------  ------------
                            $ 1,787,284   $ 1,897,376   $ 2,251,134
                            ============  ============  ============

 The contingent rentals are based on additional truck miles driven over a specified minimum.

 Note 9.  Employee Benefit Plans

 The Company maintains the Arrow Automotive Industries Hourly and Sales Employees' Retirement Plan (Hourly Plan) for substantially all hourly paid employees and contract salesmen. Monthly benefits are based on years of benefit service multiplied by the applicable dollar rate. Annual Company contributions to the Hourly Plan are determined using the entry age normal actuarial cost method and are equal to or exceed the minimum required by law.

                      Arrow Automotive Industries, Inc.

                       Notes to Financial Statements

 Note 9.  Employee Benefit Plans (continued)

 Pension fund assets of the Hourly Plan are invested primarily in stocks, bonds and cash by a financial institution that was hired as the investment manager of the plan assets.

 The Company maintains Supplemental Benefit Agreements (Supplemental Agreements) which provide retirement and death benefits to certain executive officers and their beneficiaries. The annual benefit is equal to a percentage of the executive's average final salary. The benefits will be funded by the proceeds of certain life insurance policies purchased by the Company on the lives of these executives. The Company is the beneficiary under these life insurance policies. The Company's obligation under the Supplemental Agreements are limited in all events to an amount not greater than the benefits available to the Company under these life insurance policies, less the aggregate net outlay by the Company on such policies.

                       Arrow Automotive Industries, Inc.

                        Notes to Financial Statements

 Note 9.  Employee Benefit Plans (continued)

 The following table sets forth the Hourly Plan and the Supplemental Agreements (Plans) funded status and amounts recognized in the Company's balance sheet at June 24, 1995 and June 25, 1994 (in thousands):

                                               Plans in Which Accumulated
                                                 Benefits Exceed Assets
                                               --------------------------
                                                    1995         1994
                                                 ----------   ----------
 Actuarial present value of benefit
  obligations:
     Accumulated benefit obligations,
      including vested benefits of $4,986
      in 1995 and $4,565 in 1994                 $ (5,515)    $ (5,037)
     Recognition of future salary increases          (276)        (327)
                                                 --------     --------
     Projected benefit obligation for service
      rendered to date                             (5,791)      (5,364)
     Plan assets at fair value                      4,589        4,487
                                                  --------    --------
     Projected benefit obligation in excess
      of plan assets                               (1,202)        (877)
     Unrecognized net gain from past
      experience different from that assumed
      and effects of changes in assumptions          (208)        (557)
     Adjustment to record minimum liability           (65)        (150)
                                                  --------    --------
     Accrued pension cost included in the
      balance sheet                               $(1,475)    $ (1,584)
                                                  ========    ========

                        Arrow Automotive Industries, Inc.

                         Notes to Financial Statements

 Note 9.  Employee Benefit Plans (continued)


 Net pension expense includes the following components (in thousands):

                                            1995      1994      1993
                                           ------    ------    ------
 Service cost--benefits earned during the
  period                                   $ 237     $ 242     $ 218
 Interest cost on projected benefit
  obligation                                 434       402       341
 Expected return on plan assets             (334)     (324)     (297)
 Amortization of transition assets           (65)      (65)      (65)
 Amortization of unrecognized net gain       (22)      (16)      (13)
 Amortization of unrecognized prior
  service costs                               23        22
                                           ------    ------    ------
 Total pension expense                     $ 273     $ 261     $ 184
                                           ======    ======    ======


 The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation for the Plans was 8%. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation under the Supplemental Agreements was 6%. The expected long-term rate of return on plan assets of the Hourly Plan was 8%.

 The Company maintains The Arrow Automotive Industries, Inc. Salaried and Clerical Employees' Profit Sharing Plan (Profit Sharing Plan) for substantially all clerical and salaried employees. Under the terms of the Profit Sharing Plan, the amount of the Company's contribution is determined at the sole discretion of the Board of Directors. There were no amounts charged to operations under the Profit Sharing Plan in 1995. During 1994 and 1993, the Company accrued a contribution of $107,000 and $138,000, respectively, to the Profit Sharing Plan.

                       Arrow Automotive Industries, Inc.

                        Notes to Financial Statements


 Note 9.  Employee Benefit Plans (continued)

 The Company also maintains The Arrow Automotive Industries, Inc.'s 401(K) Plan for all employees. Effective as of July 1, 1994, the Company instituted a matching contribution based on participants' elective deferrals to the 401(K) Plan. The cost of providing the matching contributions for the year ended June 24, 1995 was $36,500.

 The Company provides for the continuation of health care and life insurance benefits upon retirement for certain of its active and retired employees. Effective June 27, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). The Company elected to recognize the FAS 106 liability of $2.4 million on a prospective basis to be amortized over 20 years as a part of the future annual postretirement benefit cost. The effect of adopting FAS 106 increased 1994 net periodic postretirement benefit cost by approximately $65,000. The following represents the unfunded accumulated postretirement benefit obligation reconciled with amounts recognized in the Company's balance sheet on June 24, 1995 and June 25, 1994 (in thousands):


                                                        1995       1994
 Accumulated postretirement benefit obligation:       --------   --------
   Retirees                                           $( 1,388) $( 1,423)
   Fully eligible active plan participants                (266)     (855)
   Other active plan participants                         (378)     (219)
                                                      --------   --------
 Accumulated postretirement benefit obligation         ( 2,032)   (2,497)
 Unrecognized transition obligation                      2,169     2,290
 Unrecognized net gain                                    (458)
                                                      --------   --------
 Accrued postretirement benefit cost                  $  ( 321)  $  (207)
                                                      ========   ========

                       Arrow Automotive Industries, Inc.

                        Notes to Financial Statements

 Note 9.  Employee Benefit Plans (continued)

 Net periodic postretirement benefit cost includes the following components:
                                                        1995       1994
                                                     ---------  ---------
 Service cost                                        $  20,000  $  20,000
 Interest cost                                         156,000    191,000
 Amortization of transition obligation over 20 years   121,000    121,000
 Amortization of unrecognized gain                     (18,000)
                                                     ---------  ---------
 Net periodic postretirement benefit cost            $ 279,000  $ 332,000
                                                     =========  =========

 The cost of covered health care benefits was assumed to increase 13% for retirees less than 65 years old and 7% for retirees 65 years and older for fiscal 1995. These rates are assumed to decrease incrementally to 6% in 2007 and remain at that level thereafter. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8%.

 An increase of 1% in the assumed medical trend rates would result in an accumulated postretirement benefit obligation of $2.7 million at June 24, 1995 and a 1995 net periodic postretirement benefit cost of $343,000.

 The Company maintains a severance pay plan for its clerical and salaried employees. The Company's obligation for these postemployment benefits as of June 24, 1995 is not currently material.

 Note 10.  Income Taxes

 Effective June 27, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be realized or settled. Prior to the adoption of FAS 109, income tax expense was determined using the deferred method. Under the deferred method, deferred taxes are measured using tax rates effective when timing differences originate. The adoption of FAS 109 in fiscal year 1994 did not have a material impact on the Company's accounting for income taxes.

                       Arrow Automotive Industries, Inc.

                         Notes to Financial Statements

 Note 10.  Income Taxes (continued)

 The (benefit) provision for income taxes consists of the following:

                                1995          1994          1993
                            ------------  ------------  ------------

 Current:
  Federal                   $  (225,000)  $ 1,022,000   $   626,000
  State                         (22,000)      193,000       114,000
 Deferred                       144,000      (271,000)     (112,000)
                            ------------  ------------  ------------
                            $  (103,000)  $   944,000   $   628,000
                            ============  ============  ============

 The deferred income tax provision in 1995 results primarily from costs related to the Company's employee benefit plans and changes in inventory reserve levels. The deferred income tax credit in 1994 and 1993 results principally from costs related to the Company's Supplemental Benefit Agreements, changes in inventory reserve levels and depreciation.

 A reconciliation of the statutory federal income tax rate to the annual effective income tax rate follows:

                                1995          1994          1993
                            ------------  ------------  ------------

 Income tax at statutory
  rate                        (34.0)%          34.0%         34.0%
 State income tax, net of
  federal tax benefit                           4.0           3.9
 Nondeductible portion of
  travel and entertainment
  expenses                      4.4             0.3           0.6
 Officers life insurance
  expense                                       0.3          (0.9)
 Other                                         (0.4)          0.6
                            ------------  ------------  ------------
                              (29.6)%          38.2%         38.2%
                            ============  ============  ============

                       Arrow Automotive Industries, Inc.

                         Notes to Financial Statements

 Note 10.  Income Taxes (continued)

 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 24, 1995 and June 25, 1994 are as follows:

                                          1995            1994
                                       ------------   ------------
 Deferred tax assets:
  Inventory                            $ 1,439,000    $ 1,486,000
  Accrued retirement benefits              643,000        657,000
  Accounts receivable                      191,000        221,000
  Other                                    148,000        212,000
                                       ------------   ------------
 Total deferred tax asset                2,421,000      2,576,000
                                       ------------   ------------
 Deferred tax liabilities:
  Book/tax depreciation                  2,166,000      2,122,000
  Other                                    111,000        166,000
                                       ------------   ------------
 Total deferred tax liabilities          2,277,000      2,288,000
                                       ------------   ------------

 Net deferred tax asset                $   144,000    $   288,000
                                       ============   ============

 Income taxes paid amounted to $1,365,465 during 1995, $429,115 during 1994, and $732,716 during 1993.

                       Arrow Automotive Industries, Inc.

                        Notes to Financial Statements

 Note 11.  Selected Quarterly Financial Data (Unaudited)

                                        Fiscal Quarters 1995
                             ---------------------------------------
                               1st        2nd       3rd        4th
                             (13 wks)   (14 wks)  (12 wks)  (13 wks)
                             ---------------------------------------
                          (Amounts in thousands, except per share data)

 Net sales                   $ 32,818   $ 29,163  $ 19,820   $ 24,773
 Gross margin                   7,700      7,075     4,783      5,534
 Net (loss) income                544         69      (749)      (109)

 Net (loss) income per share $    .19   $    .02  $   (.26)  $   (.04)

 Weighted average
  shares outstanding            2,872      2,872     2,872      2,873


                                      Fiscal Quarters 1994
                             ---------------------------------------
                               1st        2nd       3rd        4th
                             (13 wks)   (13 wks)  (13 wks)  (13 wks)
                             ---------------------------------------
                          (Amounts in thousands, except per share data)

 Net sales                   $ 28,843   $ 25,842  $ 25,199   $ 28,171
 Gross margin                   6,815      6,569     6,674      7,803
 Income before
  extraordinary item              502        494       355        450
 Net income                       502        218       355        450

 Income per share
  before extraordinary
  item                            .18        .18       .13        .16

 Net income per share        $    .18   $    .08  $    .13   $    .16

 Weighted average
  shares outstanding            2,814      2,814     2,818      2,838

 The second quarter of fiscal 1994 included an extraordinary charge to income of $275,985 or $.10 per share (net of income tax benefit of $169,000 or $.06 per share) as a result of bank debt refinancing.

                      Arrow Automotive Industries, Inc.


               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDING JUNE 1995, 1994 AND 1993


                                  ADDITIONS
                            ---------------------
                             Charged    Charged
                 Balance at  to Costs   to Other      (1)        Balance
                 Beginning     and      Accounts-  Deductions-  at End of
 Description     of Period   Expenses   Describe    Describe     Period
 -------------------------------------------------------------  ---------
 Allowance for
  Doubtful
  Accounts-
  Accounts
  Receivable:


 Year Ended
  June 26, 1993  $ 461,598   $  23,905  $   0      $   6,191    $ 479,312

 Year Ended
  June 25, 1994  $ 479,312   $ 105,008  $   0      $  31,698    $ 552,622

 Year Ended
  June 24, 1995  $ 552,622   $  41,376  $   0      $ 116,712    $ 477,286






 (1)  Uncollectible accounts written off, net of recoveries.



                                                      LIST AND INDEX OF
 EXHIBITS

                                                                                      Filed with This
 Item                                                Incorporated by                  Form 10-K at
 Number            Description                       Reference To       or            Page Indicated
 -------           ---------------------             ---------------------            ----------------
 3.1               Restated Articles of Organization  Form 10-Q for quarter ended
                   as amended to date                December 31, 1983, Exhibit 3.1
 3.2               By-Laws as amended to date        Form 10-Q for quarter ended
                                                     December 31, 1983, Exhibit 3.2
 4.                Copies of Stock Certificates      Form 10-K for year ended June
                                                     29, 1991, Exhibit 4
 9.1               Arrow Automotive Industries, Inc.  Form 10-K for year ended June
                   Voting Trust Agreement            29, 1991, Exhibit 9

 9.2               Extension of Term of Arrow        Form 10-K for year ended June
                   Automotive Industries, Inc.       27, 1992, Exhibit 9.2
                   Voting Trust Agreement Dated May
                   20, 1992

 10.1              Agreement and Lease Amendment     Form 10-K for year ended June
                   dated March 15, 1984 with         30, 1984, Exhibit 10.2
                   Holzwasser Realty Trust

 10.2*             Exec-U-Care Participation         Form 10-K for year ended June
                   Agreement dated December 22, 1982  30, 1984, Exhibit 10.21

 10.3*             Arrow Automotive Industries, Inc.  Proxy Statement for 1983 Special
                   Stock Option Plan for Non-        Meeting of Stockholders in Lieu
                   Employee Directors                of Annual Meeting


 * Indicates management contract or compensation plan, contract or arrangement.

                                                                                      Filed with This
 Item                                                Incorporated by                  Form 10-K at
 Number            Description                       Reference To       or            Page Indicated
 -------           ---------------------             ---------------------            ----------------
 10.4*             Supplemental Benefit              Form 10-K for the year
                   Plan Agreement                    ended June 28, 1995
                                                     Exhibit 10.15
 10.5              $450,000 demand promissory note   Form 10-K for year ended June
                   from Harry A. Holzwasser          29, 1985, Exhibit 10.25

 10.6*             Executive Life Insurance Plan     Form 10-K for year ended June
                   Agreement                         27, 1987, Exhibit 10.28
 10.7              Lease with CFMS General           Form 10-K for year ended June
                   Partnership dated July 14, 1987   27, 1987, Exhibit 10.31
                   re:  8000 New Jersey Avenue,
                   Hammond, Indiana

 10.8              Lease Agreement with Point West   Form 10-K for year ended June
                   Office Center Limited Partnership  25, 1988, Exhibit 10.29
                   Associates dated July 15, 1988
                   re:  3 Speen Street, Framingham,
                   Massachusetts


 10.9*             Employment Agreement with Jim L.  Form 10-K for year ended June
                   Osment dated May 14, 1991         29, 1991, Exhibit 10.15
 10.10*            Employment Agreement with James   Form 10-K for year ended June
                   F. Fagan dated May 14, 1991       29, 1991, Exhibit 10.16
 10.11*            Arrow Automotive Industries, Inc.  Registration Statement No. 33-
                   1993 Incentive Stock Option Plan  64990 on Form S-8 filed June 25,
                                                     1993

 * Indicates management contract or compensation plan, contract or arrangement.

                               Page 46

                                                                                      Filed with This
 Item                                                Incorporated by                  Form 10-K at
 Number            Description                       Reference To       or            Page Indicated
 -------           ---------------------             ---------------------            ----------------
 10.13             Financing Agreement with The      Form 10-Q for quarter ended
                   First National Bank of Boston     December 25, 1993, Exhibit 10.1
                   dated December 29, 1993

 10.14*            Employment Agreement with Harry   Form 10-Q for quarter ended
                   A. Holzwasser dated as of June    December 25, 1993, Exhibit 10.2
                   28, 1993
 10.15*            Directors and Officers Liability  Form 10-K for year ended June
                   Insurance Policy and Excess       25, 1994, Exhibit 10.16
                   Policy
 10.16*            Amendment No. 1 to Employment     Form 10-K for year ended June
                   Agreement with Jim L. Osment      25, 1994, Exhibit 10.17
                   dated May 3, 1994
 10.17*            Amendment No. 1 to Employment     Form 10-K for year ended June
                   Agreement with James F. Fagan     25, 1994, Exhibit 10.18
                   dated May 3, 1994
 10.18             First Amendment to Lease with     Form 10-K for year ended June
                   Point West Office Center Limited  25, 1994, Exhibit 10.19
                   Partnership Associates dated
                   March 31, 1994 re:  3 Speen
                   Street, Framingham, MA
 10.19             Sublease Agreement by and between  Form 10-K for year ended June
                   Arrow Automotive Industries, Inc.  25, 1994, Exhibit 10.20
                   and Carlson Design/Construct Corp
                   dated October 28, 1993 re: 3
                   Speen Street, Framingham, MA

 * Indicates management contract or compensation plan, contract or arrangement.

                               Page 47

                                                                                      Filed with This
 Item                                                Incorporated by                  Form 10-K at
 Number            Description                       Reference To       or            Page Indicated
 -------           ---------------------             ---------------------            ----------------
 10.20             First Amendment to Financing      Form 10-Q for quarter ended
                   Agreement with The First National  March 25, 1995, Exhibit 10.1
                   Bank of Boston dated March 24,
                   1995

 10.21*             Amendment No. 1 to Employment                                      Page 49
                   Agreement with Harry A.
                   Holzwasser dated August, 1995
 10.22             Second Amendment to Revolving                                      Page 51
                   Credit and Term Loan Agreement
                   with The First National Bank of
                   Boston dated as of June 24, 1995
 11.               Statement re Computation of per   Note 1 to Notes to Financial
                   share earnings (loss)             Statements filed herewith
 23.               Consent of Independent Auditors                                    Page 54


 * Indicates management contract or compensation plan, contract or arrangement.