Form 10-Q
period 1995-09-30
ARROW AUTOMOTIVE INDUSTRIES INC
filed 1995-11-13
CIK 7533

FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


              ______________________________________________

            [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                    For the period ended September 30, 1995

                                       or

            [ ]  Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                         For the transition period from
                            __________to____________

              ______________________________________________
                         Commission file number 1-7737


                     ARROW AUTOMOTIVE INDUSTRIES, INC.
 ________________________________________________________________________
         (Exact name of registrant as specified in its charter)

 ____________MASSACHUSETTS_________       ___________04-1449115__________
 (State or other jurisdiction of            (I.R.S. Employer I.D. No.)
 incorporation or organization)

 3 SPEEN STREET, FRAMINGHAM, MASSACHUSETTS             ___01701____
 (Address of principal executive offices)               (Zip Code)

 Registrant's telephone number, including area code (508) 872-3711


 Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X     No   __

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,873,083 shares of the Company's Common Stock ($.10 par value) were outstanding as of November 7, 1995.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX

                                                             PAGE NUMBER

 PART I.    FINANCIAL INFORMATION

   ITEM 1.  Financial Statements (Unaudited):

            Condensed Balance Sheets - September 30, 1995
             and June 24, 1995 ................................   3

            Condensed Statements of Income - Three Months
             Ended September 30, 1995 and September 24, 1994 ..   4

            Condensed Statements of Cash Flows - Three Months
             Ended September 30, 1995 and September 24, 1994 ..   5

            Notes to Condensed Financial Statements ...........   6

   ITEM 2.  Management's Discussion and Analysis of the
             Financial Condition and Results of Operations .... 7 - 8

 PART II.   OTHER INFORMATION

   ITEM 1.  Legal Proceedings .................................   9

   ITEM 2.  Changes in Securities .............................   9

   ITEM 3.  Default upon Senior Securities ....................   9

   ITEM 4.  Submission of Matters to a Vote of Security
             Holders ..........................................   9

   ITEM 5.  Other Information .................................   9

   ITEM 6.  Exhibits and Reports on Form 8-K ..................   9

 SIGNATURES ....................................................  10

                   PART I. - ITEM 1 -- FINANCIAL INFORMATION

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                       September 30,                  June 24,
                                                           1995                         1995
                                                       _____________               _____________
 ASSETS

 CURRENT ASSETS
   Cash and equivalents                                $    441,470                $    753,010
   Accounts receivable, less
    allowances                                           15,332,088                  12,535,646
   Inventories - Note B                                  36,732,046                  36,307,861
   Prepaid expenses and other
    current assets                                        3,488,737                   4,200,578
                                                       ____________                ____________

       TOTAL CURRENT ASSETS                              55,994,341                  53,797,095
 PROPERTY, PLANT AND EQUIPMENT                           35,601,082                  35,459,351
 Less allowances for depreciation                        22,494,412                  22,174,393
                                                       ____________                ____________
                                                         13,106,670                  13,284,958
 OTHER ASSETS                                             1,971,084                   1,923,519
                                                       ____________                ____________
   TOTAL ASSETS                                        $ 71,072,095                $ 69,005,572
                                                       ============                ============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Current portion of advances under
    revolving line of credit                           $  3,299,667                $  2,729,975
   Accounts payable                                       2,814,828                   3,089,034
   Cash overdrafts                                        2,374,383                   1,216,348
   Other current liabilities                              5,800,159                   5,237,342
   Current portion of long-term debt                      1,367,948                   1,372,486
                                                       ____________                ____________
       TOTAL CURRENT LIABILITIES                         15,656,985                  13,645,185
 LONG-TERM DEBT                                          18,926,536                  19,265,190
 DEFERRED INCOME TAXES                                    1,634,000                   1,634,000
 ACCRUED RETIREMENT BENEFITS                              1,783,067                   1,721,867
 STOCKHOLDERS' EQUITY
   Common stock                                             296,887                     296,887
   Other stockholders' equity                            33,223,944                  32,891,767
   Less cost of Common Stock in treasury                    449,324                     449,324
                                                       ____________                ____________
       TOTAL STOCKHOLDERS' EQUITY                        33,071,507                  32,739,330
                                                       ____________                ____________
   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                            $ 71,072,095                $ 69,005,572
                                                       ============                ============


         See accompanying notes to the condensed financial statements.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)


                                                 THREE MONTHS ENDED
                                           _____________________________

                                                       SEPTEMBER 30,               SEPTEMBER 24,
                                                           1995                        1994
                                                        (14 weeks)                  (13 weeks)
                                                       _____________               _____________
 Net sales                                             $ 29,137,199                $ 32,817,611
 Cost and expenses:
   Cost of products sold                                 22,866,342                  25,117,344
   Selling, administrative and general                    5,186,275                   6,380,339
   Interest                                                 547,404                     441,888
                                                       ____________                ____________
                                                         28,600,021                  31,939,571
                                                       ____________                ____________
 Income before income taxes                                 537,178                     878,040
   Provision for income taxes                               205,000                     334,000
                                                       ____________                ____________
 NET INCOME                                            $    332,178                $    544,040
                                                       ============                ============
 Weighted average number of shares
  outstanding                                             2,872,395                   2,871,895
                                                       ============                ============
 EARNINGS PER SHARE                                          $ 0.12                      $ 0.19
                                                             ======                      ======











         See accompanying notes to the condensed financial statements.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                THREE MONTHS ENDED
                                           _____________________________

                                                       SEPTEMBER 30,               SEPTEMBER 24,
                                                           1995                        1994
                                                        (14 weeks)                  (13 weeks)
                                                       _____________               _____________
 Operating Activities
   Net cash (used in) provided by
    operating activities                               $   (325,399)               $  1,247,720
                                                       ____________                ____________
 Investing Activities
   Net cash used in investing activities                   (212,641)                   (304,105)
                                                       ____________                ____________
 Financing Activities
   Payment of long-term debt and capital
    lease obligations                                      (343,192)                   (338,864)
   Increase (Decrease) in advances
    under revolving line of credit                          569,692                    (551,534)
                                                       ____________                ____________
   Net cash provided by (used in)
    financing activities                                    226,500                    (890,398)
                                                       ____________                ____________
 Decrease (Increase) in cash and
  equivalents                                              (311,540)                     53,217
                                                       ____________                ____________
 Cash and equivalents at beginning of
  period                                                    753,010                     445,320
                                                       ____________                ____________
 CASH AND EQUIVALENTS AT END OF PERIOD                 $    441,470                $    498,537
                                                       ============                ============














         See accompanying notes to the condensed financial statements.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 NOTE A -- BASIS OF PRESENTATION

 The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending June 29, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 24, 1995. The balance sheet at June 24, 1995 has been derived from the audited financial statements at that date.

 NOTE B -- INVENTORIES

 The components of inventory consist of the following:

                                                       September 30,                  June 24,
                                                           1995                         1995
                                                       _____________               _____________
 Stated at cost on first-in, first-out
  (FIFO) method:
   Finished goods                                      $ 11,233,901                $ 10,471,077
   Work in process and materials                         32,313,145                  32,651,784
                                                       ____________                ____________
                                                         43,547,046                  43,122,861
   Less reserve required to state
    inventory on the last-in, first-out
    (LIFO) method                                         6,815,000                   6,815,000
                                                       ____________                ____________
                                                       $ 36,732,046                $ 36,307,861
                                                       ============                ============

 PART 1


 Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

      Net income for the first quarter of fiscal 1996, which ended September 30, 1995 was $332,000 compared to net income for the first quarter of fiscal 1995 of $544,000. The first quarter of fiscal 1996 included 14 weeks compared to 13 weeks in the first quarter of fiscal 1995.

      Net sales for the first quarter of the current fiscal year were $29,137,000, an 11.2% decline from net sales in the first quarter of fiscal 1995 which had recorded the highest quarterly sales in the Company's history. However, both net income and net sales during the current quarter showed improvement over the results of operations and sales levels reported in the third and fourth quarters of fiscal 1995. Net sales were $19,820,000 and $24,773,000 for the third and fourth quarters of fiscal 1995, respectively, while the Company recorded net losses of $749,000 and $109,000, respectively, for those same periods.

      Unit sales were 7.1% lower in the first quarter of the current fiscal year compared to the first quarter of the prior fiscal year. As mentioned in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1995 Annual Report, the loss of several customer accounts during fiscal 1995 and the first quarter of fiscal 1996 contributed to the decline in the net sales and net income in the first quarter of fiscal 1996 when compared to the same period in fiscal 1995. New business acquired in the latter part of the current first quarter has the potential to more than offset this lost business. The Company continues to pursue new business opportunities to mitigate the impact of customer turnover.

      The gross margin percentage generated in the first quarter of fiscal 1996 was 21.5% compared to 23.5% for the same period in fiscal 1995. The decline in the gross margin percentage reflects the mix of products sold, as well as a higher than usual level of customer product returns during the period. These returns occur in the normal course of business for cores, stock adjustments and warranty. While over longer periods of time the relationship of returns to sales remains relatively constant, occasional quarterly fluctuations do occur. When returns are higher than average, gross margins decline and, alternatively, when returns are lower than average, gross margins increase.

      Selling, general and administrative expenses in the first quarter of fiscal 1996 of $5,186,000, or 17.8% of net sales, are down from those expenses for the same period last year of $6,380,000 or 19.4%. The Company implemented various cost reduction measures in the fourth quarter of fiscal 1995. These measures included the discontinuation of certain administrative functions and contracted services, a 10% reduction in administrative staff and the implementation of improvements to the purchasing process. These measures contributed to the decline in the current fiscal quarter's spending. Also, the first quarter of last year included customer acquisition expenses that exceeded similar expenses in the current year by approximately $491,000.

      Interest expense in the current period of $547,000 exceeded the prior year interest expense of $442,000. Higher average borrowing during the first quarter of fiscal 1996 contributed to the increase in the current year expenses.

      The Company anticipates that cash generated from operations, combined with available credit lines, will be adequate to provide for the Company's cash requirements for fiscal 1996.

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

          None.

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



                              ARROW AUTOMOTIVE INDUSTRIES, INC.
                              (Registrant)


          November 13, 1995   /s/ Jim L. Osment
                              _____________________________________
                              Jim L. Osment
                              President and Chief Executive Officer

          November 13, 1995   /s/ James F. Fagan
                              _____________________________________
                              Executive Vice President, Treasurer
                              and Chief Financial Officer