Form 10-Q
period 1995-12-30
ARROW AUTOMOTIVE INDUSTRIES INC
filed 1996-02-13
CIK 7533

FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


              ______________________________________________

            [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                For the quarterly period ended December 30, 1995

                                       or

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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,873,083 shares of the Company's Common Stock ($.10 par value) were outstanding as of February 5, 1996.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX

                                                             PAGE NUMBER

 PART I.    FINANCIAL INFORMATION

   ITEM 1.  Financial Statements (Unaudited):

            Condensed Balance Sheets -
             December 30, 1995 and June 24, 1995 ..............   3

            Condensed Statements of Operations -
              Three Months Ended December 30, 1995 and
              December 31, 1994 ................................   4
              Six Months Ended December 30, 1995 and
              December 31, 1994 ................................   5

            Condensed Statements of Cash Flows -
              Three Months Ended December 30, 1995 and
              December 31, 1994 ................................   6

            Notes to Condensed Financial Statements ...........   7

   ITEM 2.  Management's Discussion and Analysis of the
             Financial Condition and Results of Operations .... 8 - 10

 PART II.   OTHER INFORMATION

   ITEM 1.  Legal Proceedings .................................   11

   ITEM 2.  Changes in Securities .............................   11

   ITEM 3.  Default upon Senior Securities ....................   11

   ITEM 4.  Submission of Matters to a Vote of Security
             Holders ..........................................   11

   ITEM 5.  Other Information .................................   11

   ITEM 6.  Exhibits and Reports on Form 8-K ..................   11

 SIGNATURES ....................................................   12

                   PART I. - ITEM 1 -- FINANCIAL INFORMATION

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                        December 30,                  June 24,
                                                           1995                         1995
                                                       _____________               _____________
 ASSETS

 CURRENT ASSETS
   Cash and equivalents                                $    600,307                $    753,010
   Accounts receivable, less
    allowances                                           14,723,778                  12,535,646
   Inventories - Note B                                  35,977,470                  36,307,861
   Prepaid expenses and other
    current assets                                        3,327,510                   4,200,578
                                                       ____________                ____________

       TOTAL CURRENT ASSETS                              54,629,065                  53,797,095
 PROPERTY, PLANT AND EQUIPMENT                           35,746,855                  35,459,351
 Less allowances for depreciation                        22,837,252                  22,174,393
                                                       ____________                ____________
                                                         12,909,603                  13,284,958
 OTHER ASSETS                                             1,995,683                   1,923,519
                                                       ____________                ____________
   TOTAL ASSETS                                        $ 69,534,351                $ 69,005,572
                                                       ============                ============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Current portion of advances under
    revolving line of credit                           $  3,645,336                $  2,729,975
   Accounts payable                                       1,985,138                   3,089,034
   Cash overdrafts                                        2,764,313                   1,216,348
   Other current liabilities                              5,432,365                   5,237,342
   Current portion of long-term debt                      1,363,309                   1,372,486
                                                       ____________                ____________
       TOTAL CURRENT LIABILITIES                         15,190,461                  13,645,185
 LONG-TERM DEBT                                          18,587,270                  19,265,190
 DEFERRED INCOME TAXES                                    1,634,000                   1,634,000
 ACCRUED RETIREMENT BENEFITS                              1,844,267                   1,721,867
 STOCKHOLDERS' EQUITY
   Common stock                                             296,887                     296,887
   Other stockholders' equity                            32,430,790                  32,891,767
   Less cost of Common Stock in treasury                    449,324                     449,324
                                                       ____________                ____________
       TOTAL STOCKHOLDERS' EQUITY                        32,278,353                  32,739,330
                                                       ____________                ____________
   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                            $ 69,534,351                $ 69,005,572
                                                       ============                ============

         See accompanying notes to the condensed financial statements.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                THREE MONTHS ENDED
                                           _____________________________

                                                        DECEMBER 30,                DECEMBER 31,
                                                           1995                        1994
                                                        (13 weeks)                  (14 weeks)
                                                       _____________               _____________
 Net sales                                             $ 23,738,037                $ 29,162,915
 Cost and expenses:
   Cost of products sold                                 19,233,926                  22,088,015
   Selling, administrative and general                    5,299,088                   6,459,094
   Interest                                                 487,509                     503,580
                                                       ____________                ____________
                                                         25,020,523                  29,050,689
                                                       ____________                ____________
 (Loss) income before income taxes                       (1,282,486)                    112,226
   (Benefit) provision for income taxes                    (489,000)                     43,000
                                                       ____________                ____________
 NET (LOSS)INCOME                                      $   (793,486)               $     69,226
                                                       ============                ============
 Weighted average number of shares
  outstanding                                             2,873,083                   2,872,312
                                                       ============                ============
 NET (LOSS) INCOME PER SHARE                                 $(0.28)                     $ 0.02
                                                             ======                      ======











         See accompanying notes to the condensed financial statements.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                   SIX MONTHS ENDED
                                           _____________________________

                                                        DECEMBER 30,                DECEMBER 31,
                                                           1995                        1994
                                                        (27 weeks)                  (27 weeks)
                                                       _____________               _____________
 Net sales                                             $ 52,875,236                $ 61,980,526
 Cost and expenses:
   Cost of products sold                                 42,100,268                  47,205,359
   Selling, administrative and general                   10,485,363                  12,839,433
   Interest                                               1,034,913                     945,468
                                                       ____________                ____________
                                                         53,620,544                  60,990,260
                                                       ____________                ____________
 (Loss) income before income taxes                         (745,308)                    990,266
   (Benefit) provision for income taxes                    (284,000)                    377,000
                                                       ____________                ____________
 NET (LOSS)INCOME                                      $   (461,308)               $    613,266
                                                       ============                ============
 Weighted average number of shares
  outstanding                                             2,873,083                   2,872,104
                                                       ============                ============
 NET (LOSS) INCOME PER SHARE                                 $(0.16)                     $ 0.21
                                                             ======                      ======


         See accompanying notes to the condensed financial statements.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                  SIX MONTHS ENDED
                                           _____________________________

                                                        DECEMBER 30,                DECEMBER 31,
                                                           1995                        1994
                                                        (27 weeks)                  (27 weeks)
                                                       _____________               _____________
 Operating Activities
   Net cash provided by (used in)
    operating activities                               $     24,406                $   (475,652)
                                                       ____________                ____________
 Investing Activities
   Net cash used in investing activities                   (405,704)                   (820,070)
                                                       ____________                ____________
 Financing Activities
   Payment of long-term debt and capital
    lease obligations                                      (687,098)                   (681,048)
   Increase in advances under revolving
    line of credit                                          915,362                   1,889,471

   Proceeds from exercise of stock option                       331                       2,688
                                                       ____________                ____________
   Net cash provided by financing
    activities                                              228,595                   1,211,111
                                                       ____________                ____________
 Decrease in cash and equivalents                          (152,703)                    (84,611)
                                                       ____________                ____________
 Cash and equivalents at beginning of
  period                                                    753,010                     445,320
                                                       ____________                ____________
 CASH AND EQUIVALENTS AT END OF PERIOD                 $    600,307                $    360,709
                                                       ============                ============














         See accompanying notes to the condensed financial statements.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 NOTE A -- BASIS OF PRESENTATION

 The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 30, 1995 are not necessarily indicative of the results that may be expected for the year ending June 29, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 24, 1995. The balance sheet at June 24, 1995 has been derived from the audited financial statements at that date.

 NOTE B -- INVENTORIES

 The components of inventory consist of the following:

                                                        December 30,                  June 24,
                                                           1995                         1995
                                                       _____________               _____________
 Stated at cost on first-in, first-out
  (FIFO) method:
   Finished goods                                      $ 10,519,522                $ 10,471,077
   Work in process and materials                         32,272,948                  32,651,784
                                                       ____________                ____________
                                                         42,792,470                  43,122,861
   Less reserve required to state
    inventory on the last-in, first-out
    (LIFO) method                                         6,815,000                   6,815,000
                                                       ____________                ____________
                                                       $ 35,977,470                $ 36,307,861
                                                       ============                ============

 PART  I

 Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Operating results of the second quarter of fiscal 1996, ended December 30, 1995, resulted in a net loss of $793,000 compared to net income for the second quarter of fiscal 1995 of $69,000. Results of operations for the first six months of fiscal 1996 were a net loss of $461,000 compared to net income for the comparable period in fiscal 1995 of $613,000.

 Contributing significantly to the negative operating results was a sudden downturn in sales volume. Net sales fell sharply in the second quarter of fiscal 1996, down 18.5% from net sales in the first quarter of the same fiscal year. Net sales in the first and second quarters of fiscal 1996 were $29,137,000 and $23,738,000, respectively. The current quarter's net sales were also down significantly from net sales in the second quarter of the prior fiscal year which were $29,163,000. (Note: The first quarter for fiscal 1996 and the second quarter of fiscal 1995 contained 14 weeks, while the second quarter of fiscal 1996 contained 13 weeks.) The months of October and November were the periods most adversely impacted by the sales decline in the current year's second quarter. The sales volume for the month of December, while 6.7% lower than December of last year, represented an 11.6% increase over November and a 20% increase over October. Net sales for the first six months of fiscal 1996 were $52,875,000 down 14.7% from the same period in the prior fiscal year.

 Unit sales declined 17.5% and 12.3%, respectively, in the second quarter and the first six months of fiscal 1996 from the comparable periods last fiscal year.

 Our customers have indicated that their reduced orders in the second quarter of fiscal 1996 were the result of an overall softening in the marketplace which they experienced in early fall. Furthermore, the Company believes that cautious inventory management practices were applied by our customers and their customers - not wanting to invest heavily in a large winter season inventory and then repeating last year's experience of retaining high inventory levels because of the low sales due to a mild winter.

 The gross margin percentage generated in the second quarter of fiscal 1996 was 19.0% compared to 24.3% for the second quarter in fiscal 1995. Year to date, the gross margin percentage in fiscal 1996 is 20.4% compared to the gross margin percentage in the first six months of fiscal 1995 of 23.8%. Labor efficiency and the ability to absorb overhead costs were adversely impacted by the sudden drop in sales volume in the second quarter of fiscal 1996 thus resulting in unfavorable manufacturing variances. Also, in an effort to increase manufacturing efficiencies, the Company has been consolidating the production of certain product lines to single plant locations. However, the consolidation process results in temporary labor inefficiencies. Year to date, the decline in the gross margin percentage reflects the labor and overhead inefficiencies noted above as well as the mix of products sold, and a higher than usual level of customer product returns in comparison to the prior year. These returns occur in the normal course of business. While over longer periods of time the relationship of returns to sales remains relatively constant, occasional fluctuations do occur. These relationships are further distorted in periods of low sales volumes. Year to date, the higher level of product returns reduced the gross margin percentage by approximately 1.6 percentage points.

 Selling, general and administrative expenses in the second quarter of fiscal 1996 declined $1,160,000 to $5,299,000 or 22.3% of net sales compared to $6,459,000 or 22.1% of net sales for the same period in fiscal 1995. Year to date, selling, general and administrative expenses declined to $10,485,000, or 19.8% of net sales, from levels incurred for the same period last year of $12,839,000, or 20.7% of net sales. The prior year included customer acquisition expenses that exceeded similar expenses in the current year's second quarter and six month period by approximately $290,000 and $417,000, respectively. The Company has implemented various cost reduction measures that have contributed to the reduced expenses in the current fiscal year. These measures included the discontinuation of certain administrative functions, a 10% reduction in administrative staff as well as the discontinuance of certain contracted services.

 Interest expense reported in the second quarter of the current fiscal year of $488,000 was less than the prior year of $504,000 due primarily to the differential in the number of weeks between the two periods. On a year to date basis, interest expense reported in fiscal 1996 was $1,035,000 up from the same period last year of $945,000. Higher average borrowing in the current year contributed to the increase.

 The Company's obligations under its financing agreement with a commercial bank contains certain provisions and covenants which, among other things, restrict the amount of future indebtedness, the amount of cash dividends and capital expenditures and require the Company to maintain specified levels of tangible net worth, debt service and net worth ratios. Compliance with the debt service covenant of this financing agreement was waived during the second quarter of fiscal 1996 such that the loss sustained by the Company during that period did not result in a default under the agreement. Further, the revolving line of credit which allows the Company to borrow up to $20 million through December 31, 1996, has been extended to January 31, 1997, enabling the Company to continue to classify $13 million of advances outstanding under the line as noncurrent. The Company is currently updating its banking agreement and expects to renew its long-term financing during the third fiscal quarter.

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

          None.

 ITEM 5.  Other Information.

          None.

 ITEM 6.  Exhibits and Reports on Form 8-K.

          A.  Exhibits

               Exhibit 10.1   Third Amendment and Waiver       Page 13
                              to Revolving Credit and Term
                              Loan Agreement with The
                              First National Bank of Boston
                              dated as of December 30, 1995

              Exhibit 10.2   Director and Officer Liability    Page 17
                              Insurance Policy and Excess
                              Policy

               Exhibit 27.    Financial Data Schedule           Page 50

                       ARROW AUTOMOTIVE INDUSTRIES, INC.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                              ARROW AUTOMOTIVE INDUSTRIES, INC.
                              (Registrant)


          February 12, 1996   /s/ Jim L. Osment
                              _____________________________________
                              Jim L. Osment
                              President and Chief Executive Officer

          February 12, 1996   /s/ James F. Fagan
                              _____________________________________
                              Executive Vice President, Treasurer
                              and Chief Financial Officer