Form 10-Q
period 1996-03-30
ARROW AUTOMOTIVE INDUSTRIES INC
filed 1996-05-14
CIK 7533

FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


              ______________________________________________

            [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                 For the quarterly period ended March 30, 1996

                                       or

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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,873,083 shares of the Company's Common Stock ($.10 par value) were outstanding as of May 6, 1996.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX

                                                             PAGE NUMBER

 PART I.    FINANCIAL INFORMATION

   ITEM 1.  Financial Statements (Unaudited):

            Condensed Balance Sheets -
             March 30, 1996 and June 24, 1995 .................   3

            Condensed Statements of Operations -
              Three Months Ended March 30, 1996 and
              March 25, 1995 ...................................   4
              Nine Months Ended March 30, 1996 and
              March 25, 1995 ...................................   5

            Condensed Statements of Cash Flows -
              Nine Months Ended March 30, 1996 and
              March 25, 1995 ...................................   6

            Notes to Condensed Financial Statements ...........   7

   ITEM 2.  Management's Discussion and Analysis of the
             Financial Condition and Results of Operations .... 8 - 10

 PART II.   OTHER INFORMATION

   ITEM 1.  Legal Proceedings .................................   11

   ITEM 2.  Changes in Securities .............................   11

   ITEM 3.  Default upon Senior Securities ....................   11

   ITEM 4.  Submission of Matters to a Vote of Security
             Holders ..........................................   11

   ITEM 5.  Other Information .................................   11

   ITEM 6.  Exhibits and Reports on Form 8-K ..................   11

 SIGNATURES ....................................................   12

                   PART I. - ITEM 1 -- FINANCIAL INFORMATION

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                         March 30,                    June 24,
                                                           1996                         1995
                                                       _____________               _____________
 ASSETS

 CURRENT ASSETS
   Cash and equivalents                                $    446,352                $    753,010
   Accounts receivable, less
    allowances                                           14,875,271                  12,535,646
   Inventories - Note B                                  37,841,565                  36,307,861
   Prepaid expenses and other
    current assets                                        3,283,367                   4,200,578
                                                       ____________                ____________

       TOTAL CURRENT ASSETS                              56,446,555                  53,797,095
 PROPERTY, PLANT AND EQUIPMENT                           36,062,131                  35,459,351
 Less allowances for depreciation                        23,163,715                  22,174,393
                                                       ____________                ____________
                                                         12,898,416                  13,284,958
 OTHER ASSETS                                             2,028,662                   1,923,519
                                                       ____________                ____________
   TOTAL ASSETS                                        $ 71,373,633                $ 69,005,572
                                                       ============                ============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Current portion of advances under
    revolving line of credit                           $  1,519,152                $  2,729,975
   Accounts payable                                       6,488,540                   3,089,034
   Cash overdrafts                                        2,778,378                   1,216,348
   Other current liabilities                              5,428,634                   5,237,342
   Current portion of long-term debt                      1,379,342                   1,372,486
                                                       ____________                ____________
       TOTAL CURRENT LIABILITIES                         17,594,046                  13,645,185
 LONG-TERM DEBT                                          18,321,009                  19,265,190
 DEFERRED INCOME TAXES                                    1,634,000                   1,634,000
 ACCRUED RETIREMENT BENEFITS                              1,905,467                   1,721,867
 STOCKHOLDERS' EQUITY
   Common stock                                             296,887                     296,887
   Other stockholders' equity                            32,071,548                  32,891,767
   Less cost of Common Stock in treasury                    449,324                     449,324
                                                       ____________                ____________
       TOTAL STOCKHOLDERS' EQUITY                        31,919,111                  32,739,330
                                                       ____________                ____________
   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                            $ 71,373,633                $ 69,005,572
                                                       ============                ============

         See accompanying notes to the condensed financial statements.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                THREE MONTHS ENDED
                                           _____________________________

                                                         MARCH 30,                   MARCH 25,
                                                           1996                        1995
                                                        (13 weeks)                  (12 weeks)
                                                       _____________               _____________
 Net sales                                             $ 26,226,073                $ 19,820,409
 Cost and expenses:
   Cost of products sold                                 20,742,553                  15,037,720
   Selling, administrative and general                    5,486,176                   5,524,400
   Interest                                                 532,587                     467,885
                                                       ____________                ____________
                                                         26,761,316                  21,030,005
                                                       ____________                ____________
  Loss before income taxes                                 (535,243)                 (1,209,596)
    Benefit from income taxes                              (176,000)                   (461,000)
                                                       ____________                ____________
 NET LOSS                                              $   (359,243)               $   (748,596)
                                                       ============                ============
 Weighted average number of shares
  outstanding                                             2,873,083                   2,872,395
                                                       ============                ============
 NET LOSS PER SHARE                                          $(0.13)                     $(0.26)
                                                             ======                      ======





















         See accompanying notes to the condensed financial statements.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  NINE MONTHS ENDED
                                           _____________________________

                                                         MARCH 30,                   MARCH 25,
                                                           1996                        1995
                                                        (39 weeks)                  (39 weeks)
                                                       _____________               _____________
 Net sales                                             $ 79,101,309                $ 81,800,935
 Cost and expenses:
   Cost of products sold                                 62,842,821                  62,243,079
   Selling, administrative and general                   15,971,539                  18,363,833
   Interest                                               1,567,500                   1,413,353
                                                       ____________                ____________
                                                         80,381,860                  82,020,265
                                                       ____________                ____________
  Loss before income taxes                               (1,280,551)                   (219,330)
    Benefit from income taxes                              (460,000)                    (84,000)
                                                       ____________                ____________
 NET LOSS                                              $   (820,551)               $   (135,330)
                                                       ============                ============
 Weighted average number of shares
  outstanding                                             2,873,083                   2,872,201
                                                       ============                ============
 NET LOSS PER SHARE                                          $(0.29)                     $(0.05)
                                                             ======                      ======
























         See accompanying notes to the condensed financial statements.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 NINE MONTHS ENDED
                                           _____________________________

                                                         MARCH 30,                   MARCH 25,
                                                           1996                        1995
                                                        (39 weeks)                  (39 weeks)
                                                       _____________               _____________
 Operating Activities
   Net cash provided by operating
    activities                                         $  2,618,020                $  2,808,215
                                                       ____________                ____________
 Investing Activities
   Purchase of property, plant and
    equipment                                              (502,409)                 (1,456,023)
   Other                                                   (174,081)                    (79,759)
                                                       ____________                ____________
   Net cash used in investing activities                   (676,490)                 (1,535,782)
                                                       ____________                ____________
 Financing Activities
   Payment of long-term debt and capital
    lease obligations                                    (1,037,697)                 (1,024,138)
   Decrease in advances under revolving
    line of credit                                       (1,210,823)                   (393,070)

   Proceeds from exercise of stock option                       332                       5,188
                                                       ____________                ____________
   Net cash provided by financing
    activities                                           (2,248,188)                 (1,412,020)
                                                       ____________                ____________
 Decrease in cash and equivalents                          (306,658)                   (139,587)
                                                       ____________                ____________
 Cash and equivalents at beginning of
  period                                                    753,010                     445,320
                                                       ____________                ____________
 CASH AND EQUIVALENTS AT END OF PERIOD                 $    446,352                $    305,733
                                                       ============                ============












         See accompanying notes to the condensed financial statements.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 NOTE A -- BASIS OF PRESENTATION

 The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 29, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 24, 1995. The balance sheet at June 24, 1995 has been derived from the audited financial statements at that date.

 NOTE B -- INVENTORIES

 The components of inventory consist of the following:

                                                         March 30,                    June 24,
                                                           1996                         1995
                                                       _____________               _____________
 Stated at cost on first-in, first-out
  (FIFO) method:
   Finished goods                                      $ 11,906,751                $ 10,471,077
   Work in process and materials                         32,749,814                  32,651,784
                                                       ____________                ____________
                                                         44,656,565                  43,122,861
   Less reserve required to state
    inventory on the last-in, first-out
    (LIFO) method                                         6,815,000                   6,815,000
                                                       ____________                ____________
                                                       $ 37,841,565                $ 36,307,861
                                                       ============                ============

 PART  I

 Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Net sales in the first nine months of fiscal year 1996 were $79,101,000, down 3.3% from net sales for the first nine months of fiscal 1995. Net sales in fiscal 1996 were $29,137,000, $23,738,000 and $26,226,000, for the first, second and third quarters, respectively. Net sales dipped in the second quarter of the current fiscal year due to a sudden downturn in orders early in the quarter. The Company attributes the lower demand during the period, at least in part, to restrained purchasing by our customers in anticipation of a mild winter similar to fiscal 1995. The return of more typical weather patterns saw net sales increase in the third quarter of fiscal 1996 compared to the previous quarter and, more significantly, compared to the third quarter of fiscal 1995.


 The third quarter of fiscal 1996 contained thirteen weeks, in comparison to the third quarter of fiscal 1995, which contained twelve weeks. When adjusted for the one week differential, third quarter net sales in the current year of $26,226,000 still represented a significant increase (22%) over the same period last year. Approximately 45% of the increase in net sales was due to the acquisition of new customers. The remaining increase is primarily the result of the prior year's third quarter sales level being lower than normal because of the unseasonably warm winter of 1995.



 The results of operations for the third quarter, while improved over the same period last year, did not achieve management's expectations. For the three months ended March 30, 1996, operations resulted in a net loss of $359,000, compared to a net loss of $749,000 for the third quarter in the prior year. The current fiscal year's third quarter operating results contributed to the year to date net loss of $821,000, compared to fiscal 1995's year to date net loss of $135,000.



 The gross profit margin on net sales in the third quarter of the current fiscal year was 20.9%, down from the same period last year of 24.1%. Numerous factors contributed to the lower gross profit percentage in the quarter.



 One factor that contributed to the higher costs in the current quarter, was start-up costs incurred to service the new customers mentioned above. To service properly the large initial orders of this new business, material sourcing expenses were incurred. Freight expense increased as initial shipments for new west coast business were supplemented by shipments from our South Carolina and Arkansas facilities. Further, it was necessary to add a second shift, at one location, to produce this new business. The second shift represented an approximate 20% increase in labor requirements at this location, which resulted in temporary labor inefficiencies and additional costs during the training period. Company-wide labor levels have not increased, but have shifted among the three plant locations. The Company scrutinizes labor requirements on a weekly basis and makes adjustments as necessary.



 During the current quarter, the Company continued to experience additional costs due to down time and inefficient output from certain new manufacturing related equipment and the necessity of running parallel systems. While some start-up issues remain with the new equipment, the operation of parallel systems concluded by quarter end and more efficient operations are expected.



 Continuing the efforts begun in the second quarter of the fiscal year to improve manufacturing efficiencies, the Company has been in the process of consolidating the production of certain product lines to specific manufacturing facilities as opposed to the Company's previous practice of manufacturing most product lines at all manufacturing facilities. This consolidation process has resulted in temporary labor inefficiencies which to some degree will continue into the fourth quarter of fiscal 1996.



 Year to date, the current fiscal year's gross profit margin on net sales was 20.6%, down from 23.9% for the same period in fiscal 1995. The current year has experienced lower profit margins throughout the entire year. The previously mentioned product consolidation process adversely impacted the second quarter as well as the third quarter. Furthermore, throughout most of the fiscal year, the Company experienced higher than usual levels of customer product returns. These returns are for warranty, stock adjustments and rebuildable "cores" (our basic raw material) which are received in the normal course of business. While over longer periods of time the relationship of returns to gross sales remains relatively constant, occasional fluctuations do occur. The softening of the market in the second quarter exacerbated this situation when numerous customers "cleaned up" their inventory, by using the means of returning inventory to the manufacturer to lower their inventory levels. The Company has also determined that "recovery" from product returns (i.e., restoration to finished goods inventory) has not been satisfactory. Recovery of returned product is an integral part of remanufacturing and significantly mitigates the negative financial impact of product returns. Accordingly, the recovery departments at all plant locations are being expanded to maximize recovery of product returns.



 Selling, general and administrative expenses consistently declined both in dollars and as a percentage of sales when compared to the prior year. For the third quarter of fiscal 1996, selling, general and administrative expenses of $5,486,000, or 20.9% of net sales are down from similar expenses in the corresponding period last year of $5,524,000 or 27.87% of net sales. On a year to date basis, the current year's selling, general and administrative expenses were $15,972,000 or 20.2% of net sales compared to the prior year of $18,364,000 or 22.4% of net sales.



 Interest expense was $533,000 in the third quarter of fiscal 1996, up 13.8% from the same period last year of $468,000. Year to date, fiscal 1996's interest expense was $1,568,000, an increase of 10.9% over the comparable period of the previous fiscal year. Higher interest rates and higher average borrowing levels combined to generate the higher interest expense in the current fiscal periods.



 The Company's obligations under its financing agreement with a commercial bank contains certain provisions and covenants which, among other things, restrict the amount of future indebtedness, the amount of cash dividends and capital expenditures and require the Company to maintain specified levels of tangible net worth, debt service and net worth ratios. Compliance with the debt service covenant of this financing agreement was waived during the second and third quarters of fiscal 1996 such that the loss sustained by the Company during those periods did not result in a default under the agreement. The revolving line of credit which allows the Company to borrow up to $20 million through January 31, 1996 has been extended to June 30, 1997. Further, the revolving line of credit has been amended such that the interest rate borne on a given date will change depending upon the achieved debt service ratio. The rate charged can range from the lender's base rate to 2.0% over such base rate. If the Company achieves specified debt service ratios, a lending rate becomes available which ranges from 2.0% to 2.5% above the Eurodollar rate. Similarly, the term loan, which had outstanding borrowings as of March 30, 1996, of $6,429,000, has been amended such that the interest rate borne on a given date will change depending upon the debt service ratio achieved by the Company. The rate charged can range from 0.25% over the lender's base rate to 2.25% over such base rate. At specific debt service levels, a lending rate is available ranging from 2.25% to 2.75% above the Eurodollar rate. All of the foregoing rates are adjusted quarterly based on the Company's debt service ratio.


 Due to the foregoing amendments to the Company's financing agreement, effective May 13, 1996, interest charged under the Company's revolving line of credit will increase to the lender's base rate plus 1.0% (previously the lender's base rate plus 0.5%) and interest under the Company's term loan will increase to the lender's base rate plus 1.25% (previously the lender's base rate plus 0.75%).

 During the month of April, 1996, the Company experienced lower unit sales than expected. April's sales resulted in a loss from operations during that period. However, it is uncertain at this time if the sales and operating results for the month of April will be indicative of the Company's performance for its fourth quarter.

 The Company anticipates that cash available from operations, combined with available credit lines, will be adequate to provide for the Company's cash requirements for the next twelve months.

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

          None.

 ITEM 5.  Other Information.

          None.

 ITEM 6.  Exhibits and Reports on Form 8-K.

          A.  Exhibits

               Exhibit 10.1   Fourth Amendment and Waiver      Page 13
                              to Revolving Credit and Term
                              Loan Agreement with The
                              First National Bank of Boston
                              dated as of March 30, 1996

               Exhibit 27.    Financial Data Schedule          Page 18

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



                              ARROW AUTOMOTIVE INDUSTRIES, INC.
                              (Registrant)


          May 14, 1996        /s/ Jim L. Osment
                              _____________________________________
                              Jim L. Osment
                              President and Chief Executive Officer

          May 14, 1996        /s/ James F. Fagan
                              _____________________________________
                              Executive Vice President, Treasurer
                              and Chief Financial Officer