Form 10-Q/A
period 1996-03-30
ARROW AUTOMOTIVE INDUSTRIES INC
filed 1996-06-25
CIK 7533

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



                              ARROW AUTOMOTIVE INDUSTRIES, INC.
                              (Registrant)



                              _____________________________________
                              Jim L. Osment
                              President and Chief Executive Officer

          June 25, 1996       /s/ James F. Fagan
                              _____________________________________
                              Executive Vice President, Treasurer
                              and Chief Financial Officer