Form 10-K
period 1996-06-29
ARROW AUTOMOTIVE INDUSTRIES INC
filed 1996-10-03
CIK 7533

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                               FORM 10-K

 /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  -          THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended June 29, 1996
                           -------------
                                   OR

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

 Securities registered pursuant to Section 12(g) of the Act:

                               None

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No
                                                                 --    --
           Exhibit Index begins on Page 43 of this Report.

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

 Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 23, 1996: $7,756,463

 Number of shares of Common Stock, $.10 Par Value, outstanding as of September 23, 1996: 2,873,083

                  DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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


 Recent Developments
 -------------------

      On September 26, 1996, the Company announced a restructuring plan to consolidate its manufacturing operations. The plan contemplates the closing of the Company's California production facility effective December 6, 1996, and the relocation of the manufacturing operations presently conducted at that facility to the Company's Morrilton, Arkansas facility. The action was taken to enhance profit margins by streamlining the Company's productive capacity to better match its production requirements. A discussion of the financial impact to the Company of the restructuring appears in Item 7 (Management's Discussion and Analysis) of this report under the caption "Management's Plan and Subsequent Event".

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

 Manufacturing Operations
 ------------------------

      The Company's manufacturing operations consist principally of the collection, disassembly, cleaning, examination and reconditioning of used parts (referred to in the industry as "cores") and the reassembly of their components, together with new replacement components where necessary, into remanufactured products. The principal raw materials used by the Company in its operations are cores, which are obtained primarily from customers on a trade-in basis and to a lesser extent from concerns which sell cores, and new component parts which are obtained from a wide variety of suppliers. The Company's raw materials are available in adequate supply in the open market.

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

 Distribution
 ------------

      The Company sells its products nationwide primarily through its own direct sales force. The Company currently maintains a direct sales force of 39 full-time salesmen. The Company also employs sales agencies in certain market areas. The majority of the Company's sales (approximately 72 percent in fiscal 1996) are to warehouse distributors. The balance of the Company's sales are to retailers (approximately 22 percent in fiscal 1996) and other customers. During fiscal 1996, sales to the Company's largest customer, General Parts, Inc., accounted for 20% of net sales. No other customer accounted for more than 10% of the Company's net sales.

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

 Marketing
 ---------

      The Company markets its products under its Arrow( and Lance( labels, as well as under a variety of private labels. The Arrow( line consists of the Company's premium quality parts often containing a number of new components. The Lance( line consists of higher volume units whereby manufacturing economies of scale permit reduced pricing to customers. The Lance( line is available in starters and alternators. In fiscal 1996, approximately 57 percent of the Company's sales were made under various private labels, and the balance were made under the Company's own labels.

      The Company markets its remanufactured products with frequent contact by sales representatives, merchandising bulletins, direct mailing campaigns, advertising, participation in trade shows and complete catalog coverage. The Company also offers a subscription basis service bulletin program, which provides periodic technical information.

      The Company receives the majority of its product orders through an automated communication system called TRANSNET(, which enables customers to submit orders to the Company directly by computer. The TRANSNET( computerized system is made available through the Motor Equipment Manufacturers Association. The Company can also accept orders through other proprietary electronic data interchange (EDI) networks for its customers' convenience upon request.

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

 Employees
 ---------

      On June 29, 1996, the Company employed 1,512 full-time employees and 71 part-time employees.

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

      As discussed above under the caption "Recent Developments", the Company recently announced its plan to close its Santa Maria, California production facility and transfer the manufacturing operations presently conducted at that facility to its Morrilton, Arkansas plant. Following its termination of manufacturing operations at the Santa Maria, California facility, the Company plans to use the property as a distribution warehouse until the property is sold.

      In addition, the Company leases warehouse space of approximately 11,000 square feet in Hammond, Indiana, 51,000 square feet in Morrilton, Arkansas, 45,000 square feet in Spartanburg, South Carolina, and 10,000 square feet in Toronto, Canada.

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

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
 -------------------------------------------------------------

      The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 1996.

                              PART II
                              -------

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
 --------------------------------------------------------------
 STOCKHOLDER MATTERS.
 --------------------

      The common stock of the Company is traded on the American Stock Exchange under the trading symbol AI. The approximate number of holders of record of the Company's common stock at September 23, 1996 was 305. The following table sets forth the high and low sale price on the American Stock Exchange of the Company's common stock, at the end of each fiscal quarter during the last two fiscal years:


                                                Fiscal                                    Fiscal
                                                 1996                                      1995
                                          -------------------                      ---------------------
                                       High              Low                      High               Low
                                 ---------        --------                 ---------          --------
 First Quarter                   $ 7 3/8          $ 5 1/2                  $ 8 3/8            $ 7
 Second Quarter                    6 7/8            4 3/4                    8 1/2              7
 Third Quarter                     7 1/2            5 3/4                    8                  5 5/8
 Fourth Quarter                    6 1/8            5 1/16                   6 9/16             5 1/2



      The Company did not pay any dividends during the 1996 or 1995 fiscal years. Operating covenants in the Company's loan agreement with its principal lender prohibits the Company from paying dividends unless the following conditions are met: (i) the Company is not then in default, and after giving effect to the dividend would not be in default, under the loan agreement; (ii) the aggregate amount of such dividends does not exceed the greater of (a) during any period of four (4) consecutive fiscal quarters an amount equal to fifty percent (50%) of the net income of the Company for the immediately preceding four (4) consecutive fiscal quarter periods, or (b) an amount equal to the excess of (i) twenty-five percent (25%) of the net income of the Company for the period commencing June 27, 1993 and ending with the last day of the fiscal quarter next preceding the proposed date of the dividend, treated as a single accounting period, over (ii) all dividends made subsequent to June 27, 1993.

 ITEM 6.  SELECTED FINANCIAL DATA.
 ---------------------------------

                FOR THE FISCAL YEARS ENDED IN JUNE

        (Amounts in Thousands Except Per Share Amounts and Financial
                                Ratio Data)

                                        1996              1995             1994             1993            1992
                                      (53 wks)          (52 wks)         (52 wks)         (52 wks)        (52 wks)
                                  --------          ---------         --------        --------         -------
 Net sales                        $103,603          $106,574          $108,055                $100,654         $95,282
 Gross profit                       21,441            25,092            27,861                  26,622          26,447
 Selling, administrative
   & general expense                21,597           23,505             23,334                  23,147          21,890
 Interest expense - net              2,113            1,935              1,614                   1,830           2,014
 (Loss) income before
   income taxes and
   extraordinary items             (2,269)             (348)             2,914                   1,654           4,413  (1)
 (Benefit) provision for
   income taxes                      (825)             (103)             1,113                     628           1,765
 (Loss) income before
   extraordinary items             (1,444)             (245)             1,801                   1,017           2,648
 Loss on refinancing of
   debt, net of income tax
   benefit                              --               --                     (276)               --              --
 Utilization of income tax
   net operating loss
   carryforwards                        --               --                        --               --             400
 Net (loss) income                 (1,444)             (245)             1,525                   1,017           3,048  (1)
 (Loss) income per share
   before extraordinary
   items                              (.50)            (.09)               .64                     .36             .95  (1)
 Loss per share on
   refinancing of debt,
   net of income tax
   benefit                              --               --                     (.10)               --              --
 Utilization of income
   tax net operating loss
   carryforwards per share              --               --                        --               --             .15
 Net (loss) income per
   share                                (.50)          (.09)               .54                     .36            1.10  (1)
 Cash dividends declared
   per share                            --               --                        --               --              --
 Capital expenditures                  828             2,574               670                     648             657
 Depreciation and
   amortization                    $ 1,373          $ 1,412           $  1,546                 $ 1,692          $1,918
 Average shares
   outstanding                       2,873            2,872              2,821                   2,814           2,777


 (1) Includes the gain on termination of supplemental benefit arrangements with certain executives, which increased income before income taxes and extraordinary items by $1,871,000 and increased net income by $1,104,000 or $.40 per share.



                    FOR THE FISCAL YEARS ENDED IN JUNE

            (Amounts in Thousands Except Per Share Amounts and
                          Financial Ratio Data)

                                     1996             1995             1994            1993             1992
                                   (53 wks)         (52 wks)         (52 wks)        (52 wks)         (52 wks)

                         ---------  ---------  ---------  --------   ---------
                                            AT YEAR END

 Working capital               $ 38,126          $ 40,152       $ 33,702          $ 31,675        $ 30,175
 Total assets                    73,112            68,778         71,121            62,026          62,990
 Long-term debt                  17,969            19,265         11,732            12,487          12,418
 Stockholders' equity            31,296            32,739         32,974            31,175          30,155
 Equity per common share       $  10.89            $11.40       $  11.69          $  11.08        $  10.86

                                       FINANCIAL RATIOS (%)
 Gross profit                     20.70             23.54           25.78            26.45           27.76
 Net profit margin                (1.39)             (.23)           1.41             1.01            3.20
 Return on equity                 (4.51)             (.74)           4.75             3.32           10.72
 Current ratio (to 1)              2.94              3.99            2.46             3.04            2.76

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 --------------------------------------------------------------------
 AND RESULTS OF OPERATION.
 -------------------------

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto. All forward looking statements contained in the following discussion and analysis and elsewhere in this report are qualified in their entirety by the cautionary statement appearing at the end of this discussion and analysis.

 MANAGEMENT'S PLAN AND SUBSEQUENT EVENT

      During the first quarter of fiscal 1997, after completing an evaluation of the Company's historical operating results, sales forecast and cost structure, the Board of Directors of the Company approved a plan to restructure its operations by closing its Santa Maria, California production facility and transferring its manufacturing operations formerly conducted at that facility to the Morrilton, Arkansas plant. As a result, a $1.2 million restructuring charge will be recorded in the first quarter of fiscal 1997. Of the total charge, $300,000 relates to termination benefits for displacement of its 350-employee workforce and $900,000 relates to closing of the facility. The action was taken to enhance profit margins by streamlining the Company's productive capacity to better match its production requirements.

      In addition to recording the restructuring charge, the Company anticipates that during fiscal 1997 it will incur non-recurring period costs relating to the restructuring estimated to range from $1.0 to $1.5 million. These costs relate to ongoing operations and include such costs as the shipment of inventory and equipment, employee relocation and anticipated initial labor and production inefficiencies as a result of the consolidation of production operations from three to two plant facilities.

      The consolidation of manufacturing operations is consistent with the Company's efforts begun in fiscal 1996 to streamline its operations. In fiscal 1996, product line consolidations were completed as well as the consolidation of the customer service function. In fiscal 1997, customer billing and vendor payment functions will also be centralized. These actions are being taken to enhance operating efficiencies and the financial performance of the Company.

 RESULTS OF OPERATIONS

      The Company incurred net losses of $1,444,000 and $245,000 for the respective fiscal years ended June 29, 1996 and June 24, 1995. For the fiscal year ended June 25, 1994, the Company earned net income of $1,525,000. Fiscal 1994 net income included an extraordinary charge of $276,000 (net of a tax benefit of $169,000) relating to the refinancing of the Company's bank debt.

 SALES

      Net sales for fiscal 1996 (53 weeks) declined $3.0 million or 2.8% to $103,603,000, from net sales for fiscal 1995 (52 weeks). This compares with a decrease in net sales of $1.5 million, or 1.4% in fiscal 1995 from fiscal 1994 and an increase in net sales of $7.4 million, or 7.4% in fiscal 1994 from fiscal 1993. Unit sales for fiscal 1996 declined 5.8% from fiscal 1995. This compares with unit sales declines of 4.9% in fiscal 1995 from fiscal 1994 and 9.9% in fiscal 1994 from fiscal 1993.

      The decline in net sales in fiscal 1996 is attributable to several factors. In recent years, consolidations and mergers have been common within the distribution sector of the industry as it continues its turbulent evolution. This activity has generated excess inventory levels in the distribution sector of the industry, negatively impacting the Company's unit sales and resulting in increased product returns.

      During fiscal 1996, the Company sustained a higher level of customer deductions for product returns than in previous years. These returns, which are deductions in calculating net sales, are for re-usable "cores" (our basic raw material), warranty and stock adjustments received in the normal course of business. While over longer periods of time the relationship of returns to sales remains relatively constant, occasional fluctuations do occur. Due to the consolidation/merger activity noted above, many of our customers found themselves with excess inventories. To rectify their inventory surplus these businesses returned as much of the excess inventory as possible to their vendors.

      The adverse impact of the lower unit sales volume and the high level of customer returns was mitigated somewhat by a favorable mix of products sold and a price increase implemented in fiscal 1996. Furthermore, new business acquisitions during fiscal 1996 mitigated the impact of customer accounts lost in fiscal 1995 and the first quarter of fiscal 1996.

      The decline in net sales in fiscal 1995 compared to fiscal 1994 occurred primarily in the latter half of the year. The most significant factor was the mild winter weather pattern experienced throughout most of the country in fiscal 1995 which resulted in fewer part failures and reduced the demand for many of the Company's products. In addition, the Company lost several customer accounts during fiscal 1995, as noted above.

      The increase in net sales in fiscal 1994 over fiscal 1993 was due primarily to the mix of products sold, as the Company experienced increased demand for its higher-priced, late model electrical products.

 CHANGING PRICES

      Management is conscious of the impact of inflation and, when possible, will compensate by increasing selling prices. Retail outlets have become a significant factor in the distribution of automotive parts, while at the same time most traditional warehouse distributors have joined large buying groups. These "power buyers" have dramatically increased pricing pressures at a time when over-capacity of manufacturers and distributors throughout the industry remains prevalent. Price increases on the Company's products in the last several years have been limited due to the competitive pricing pressures of the automotive aftermarket. In spite of these pressures the Company's average selling price in fiscal 1996 increased over fiscal 1995. This increase was primarily due to the mix of products sold reflecting higher proportionate sales of electrical products, which typically have a higher average selling price than the mechanical product offering. Also, the Company implemented an overall 4% price increase in its electrical product offering in the first quarter of fiscal 1996.

      The Company refrained from passing on all of the increased costs in fiscal 1995 and fiscal 1994 through pricing because of the competitive climate. In both fiscal 1995 and 1994, the overall average gross price of products sold increased over the respective prior fiscal years due primarily to the mix of products sold.

 COST OF GOODS SOLD

      Net sales generated a gross margin of 20.7% in fiscal 1996, compared to 23.5% in fiscal 1995 and 25.8% in fiscal 1994. Several factors contributed to the decline in the gross margin in fiscal 1996. Beginning in the second quarter of fiscal 1996, the Company started the process of consolidating the production of certain product lines to specific manufacturing facilities, changing the previous practice of manufacturing most product lines at all manufacturing facilities. This consolidation process resulted in temporary labor inefficiencies as each product line was moved. Four product lines were consolidated between the second and fourth quarters of fiscal 1996.

      In the third quarter, increased expenses resulted from start-up costs incurred to service a new customer which was anticipated to provide additional annualized volume approximating 5% of the Company's total sales. Increased material sourcing expenses were incurred to properly service the large initial orders of this new business. Freight expenses increased as initial shipments for this new west coast business were supplemented by shipments from the Company's other manufacturing facilities. Further, it was necessary to add a second shift at the Company's west coast manufacturing facility. The second shift represented a 20% increase in that location's labor requirements, which resulted in temporary labor inefficiencies and additional costs during the training period.

      Throughout the current fiscal year, labor efficiency and the ability to absorb overhead costs were adversely impacted by swings in sales volume. A sudden downturn in sales volume occurred in the second quarter, specifically October and November. The Company believes that cautious inventory management practices were applied by our customers and their customers, in order to avoid investing heavily in a large winter season inventory and then repeating the fiscal 1995 experience of having inventory surpluses due to the low sales caused by a mild winter. In the fourth quarter of fiscal 1996, sales volume dropped again. The decline in sales was largely due to reduced orders from the customer newly acquired in the third quarter of the current year. Because purchases by this customer were substantially less than anticipated and future demand could not be reasonably predicted, the Company terminated the second shift at its west coast production facility that had been added to support this customer in the fourth quarter of fiscal 1996.

      Throughout most of the year, the Company experienced additional costs due to down time and inefficient output from certain new manufacturing related equipment and the necessity of running parallel systems. The start-up issues related to this equipment concluded in the third quarter of the fiscal year.

      As previously mentioned, the Company experienced higher than usual levels of customer product returns throughout most of fiscal 1996. In addition, the Company was inefficient in the "recovery" of good product from product returns and returning them to finished goods inventory. Recovery of returned product is an integral part of remanufacturing and significantly mitigates the negative financial impact of product returns. In the fourth quarter of fiscal 1996, the recovery departments at all manufacturing locations were expanded to maximize the recovery of product returns.

      Finally, the Company realized a 13% increase in the cost to provide medical benefits to its employees in fiscal 1996 compared to fiscal 1995, of which approximately 85%, or $445,000, was reported as increased cost of goods sold.

      The gross margin percentage declined to 23.5% in fiscal 1995 from 25.8% in fiscal 1994. A change in the mix of products sold contributed to the margin decline. Customer sales migrated to the Company's Lance<reg-trade-mark> product lines, which generate lower margins than the Company's traditional premium lines. Also, the Company's mix of products sold reflected proportionately more unit sales in newer vehicle applications.
 While generating higher sales dollars, these newer vehicle applications provided lower gross margins due to the higher costs to produce a product in the early stage of its product cycle. During fiscal 1995, the product mix was impacted by the decline in the sales of certain products which tend to have higher failure rates in severe winter weather. These products on average generate a gross profit margin percentage that exceeds the Company's average gross profit margin percentage. Finally, in fiscal 1995, the Company experienced increases in the cost of certain basic raw materials (e.g., copper, aluminum and linerboard products), increased unit costs due to lower plant utilization caused by the decline in sales volume and inefficiencies incurred during the installation of the new raw material cleaning systems mandated by environmental laws and regulations.

 IMPACT OF INFLATION

      The Company follows the LIFO method of determining inventory costs to better match current costs with current revenues. In fiscal 1996, the impact of deflation and operating factors, primarily improved material sourcing and usage, decreased cost of goods sold over the prior year by $345,000. In fiscal 1995 and 1994, the impact of inflation and operating factors increased cost of goods sold over the respective prior years by $795,000 and $121,000.

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

 SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

      Selling, administrative and general expenses as a percentage of sales were 20.8%, 22.1% and 21.6% for fiscal years 1996, 1995 and 1994, respectively. Spending in these areas of $21,597,000 declined $1.9 million in the current year compared to fiscal 1995. In comparison, spending in these areas increased $170,000 in fiscal 1995 over fiscal 1994 and $513,000 in fiscal 1994 over fiscal 1993.

      The Company's business acquisition costs in fiscal 1996 were $1.1 million less than similar expenses incurred in fiscal 1995. Further, in fiscal 1995, the Company incurred approximately $340,000 to develop marketing programs. These expenses were not repeated in fiscal 1996. The Company has implemented various cost reduction measures that have contributed to the reduced expenses
 in the current fiscal year.   These measures included the discontinuation of
 certain administrative functions and a 10% reduction in administrative staff, as well as strict controls over discretionary spending.

      Beginning late in fiscal 1994 and continuing into the first three quarters of fiscal 1995, the Company incurred increased business acquisition costs. Such costs incurred in fiscal 1995 exceeded similar costs in fiscal 1994 by $357,000. Also during fiscal 1995, the Company invested in the development of new marketing programs which resulted in additional expense of approximately $340,000.


 NET INTEREST EXPENSE

      Net interest expense in fiscal 1996 of $2,113,000 increased $178,000, or 9%, over fiscal 1995. Net interest expense increased $321,000, or 20%, in fiscal 1995 over fiscal 1994. Fiscal 1994 net interest expense decreased $217,000, or 11.9%, compared to fiscal 1993. In both fiscal years 1996 and 1995, higher borrowing levels and higher interest rates resulted in the additional net interest expense. The reduction in net interest expense in fiscal year 1994 in comparison to fiscal 1993 was due primarily to the lower interest rates available under replacement financing obtained in the third quarter of fiscal 1994.


 INCOME TAXES

      The Company recorded a tax benefit in 1996 and 1995 which represented 36.4% and 29.6% of the pretax loss in 1996 and 1995, respectively. In 1994, the Company recorded a tax provision at an effective tax rate of 38.2%. The effective tax rate used to determine the 1995 tax benefit was lower than the 1996 effective tax rate due to the effect of certain nondeductible items in 1995.


 LIQUIDITY AND CAPITAL RESOURCES

      The Company had cash and cash equivalents of $851,000 as of June 29, 1996, with a corresponding balance of $753,000 as of June 24, 1995. Working capital was reduced to $38.1 million from $40.2 million as of those same dates and cash provided by operations was reduced to $67,000 during fiscal 1996 from $2,871,000 during fiscal 1995. The decrease in cash generated from operating activities in fiscal 1996 compared to fiscal 1995 is attributable to net operating losses in fiscal 1996, coupled with increases in accounts receivable and inventories. Accounts receivable increased as a result of higher sales late in the fourth quarter of fiscal 1996 compared to the same period in the prior fiscal year. Inventories increased primarily at the Company's west coast manufacturing facility and at its Canadian distribution facility in anticipation of increased demand.

      Cash used for investing activities for fiscal 1996 was $958,000 and was used primarily to purchase property, plant and equipment. Capital expenditures were $725,000 in fiscal 1996 compared to $2,552,000 in fiscal 1995. The Company continues to invest in capital improvements and other long-term assets to enhance operations so as to maintain the highest standards of overall quality.

      During fiscal 1996, net cash provided by financing activities was approximately $1 million and consisted of advances under a revolving line of credit. Repayments of long-term debt and capital lease obligations in fiscal 1996 were $1.4 million.

      The Company has a revolving line of credit with a commercial bank which permits the Company to borrow up to $20 million ($18,100,000 outstanding at June 29, 1996). The Company's availability under this line of credit is based upon a formula applied to the balance of the Company's inventory and accounts receivable. In addition, the Company has a term loan with an outstanding balance of $6,100,000 with the same commercial bank. The Company's obligations under the line of credit and the term loan are secured by substantially all of its assets. The financing agreement contains certain provisions and covenants which, among other things restrict future indebtedness, cash dividends and capital expenditures, and require the Company to maintain specified levels of tangible net worth, operating performance and debt service and liabilities to worth ratios. Compliance with the debt service covenant of this financing agreement was waived during the second, third and fourth quarters of fiscal 1996 such that the loss sustained by the Company during those periods did not result in a default under the agreement. Compliance with the liabilities to worth covenant and limitations on capital expenditures under this financing agreement were also waived during the fourth quarter of fiscal 1996. The revolving line of credit expires on June 30, 1997. Effective June 29, 1996, the revolving line of credit was amended such that the interest rate borne on a given date will change depending upon the achieved debt service ratio. The rate charged can range from .5% over the lender's base rate to 3.0% over such base rate. If the Company achieves specified debt service ratios, a lending rate becomes available at 3.0% above the Eurodollar rate. Similarly, the term loan, which had outstanding borrowings as of June 29, 1996, of $6,100,000 was also amended such that the interest rate borne on a given date will change depending upon the debt service ratio achieved by the Company. The rate charged can range from 0.75% over the lender's base rate to 3.25% over such base rate. At specific debt service levels, a lending rate is available 3.25% above the Eurodollar rate. All of the foregoing rates are adjusted quarterly based on the Company's debt service ratio.

      The Company believes that existing cash balances, cash generated from operations, and borrowing ability under the Company's financing agreements will be sufficient to meet the Company's cash requirements for operations for the next twelve months and to complete the planned restructuring efforts.

 OUTLOOK

      Arrow Automotive Industries' business objective is to be the leader in supplying a broad line of quality remanufactured automotive products to the automotive aftermarket. The Company announced, subsequent to the year ended June 29, 1996, a restructuring plan that it believes will result in a stronger foundation for profitable growth. The plan is to consolidate the Company's manufacturing facilities from three to two, providing a more streamlined and efficient production capability. This restructuring is consistent with the consolidation of certain administrative functions and the consolidation of the production of certain product lines that have occurred within the Company throughout the year. These changes will help the Company compete in today's highly competitive automotive aftermarket.

      During the last two fiscal years, the Company has experienced large swings in its quarterly sales volume. Furthermore, the timing of a customer's product return (which will reduce reported net sales) is beyond the control of the Company. These factors make revenue forecasting unpredictable, and could subject the Company to fluctuations in both revenues and earnings. While over longer periods of time the relationship of returns to sales remains relatively constant, occasional fluctuations do occur. Fluctuations in channel mix (retail versus traditional warehouse distributors, for example) and product mix in product sales can also be significant. All of these factors can have a significant impact on gross margins as a percentage of revenue and therefore earnings per share. Management believes that the streamlining of its manufacturing operations will position the Company competitively in the marketplace. Management believes that the industry will become increasingly competitive, creating downward pressures on gross margins, including those of the Company. The Company's goal is to offset this trend by decreasing unit costs, focusing on profitable business relationships and being the industry leader in providing a broad line of quality products with superior service to our customers.


 CAUTIONARY STATEMENT

      All statements made in the foregoing discussion and analysis and elsewhere in this report which are not historical fact are forward looking statements. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing the following cautionary statement to identify some (but not necessarily all) of the important factors that could cause its actual results to differ materially from those anticipated in any forward looking statements made in this report or otherwise by or on behalf of the Company.

      Actual results of the Company may differ from those anticipated in any forward looking statement made by or on behalf of the Company due to the following factors, among other risks and uncertainties affecting the Company's business: the inability to realize the cost savings as estimated in the Company's plan to restructure its operations, lack of availability to the Company of adequate funding sources and cash from operations, reduced product demand and industry over-capacity, the loss of or a material reduction in orders from the Company's largest customer or other material loss of business, new business acquisition costs, unseasonably mild weather patterns, the impact of inflation, and the various other factors identified in the discussion appearing under the heading "Outlook" above and elsewhere in this report.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
 -----------------------------------------------------

      The response to this item is included as part of Item 14 of this report. An index to the financial statements and schedules filed as a part of this report appears on page 18 of this report.

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

      Information required under these items has been omitted, as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive proxy statement pursuant to Regulation 14A. The information concerning directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference to the Company's Annual Proxy Statement for its 1996 Annual Meeting of Stockholders.

                             PART IV
                              -------

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
 -----------------------------------------------------------------
 FORM 8-K.
 ---------

      (a)  1.  Financial Statements.  The following financial
               ---------------------
 statements of the Company are included in Item 8:

                                                                                              Page
                                                                                              ----
      Report of Independent Auditors                                                           20
      Balance Sheets - June 29, 1996 and                                                       21
         June 24, 1995
      Statements of Operations - Years                                                         23
         ended June 29, 1996, June 24, 1995, and
         June 25, 1994
      Statements of Changes in Stockholders'                                                   24
         Equity - Years ended June 29, 1996,
         June 24, 1995, and June 25, 1994
      Statements of Cash Flows - Years                                                         25
         ended June 29, 1996, June 24, 1995,
         and June 25, 1994
      Notes to Financial Statements                                                            27

          2.  Financial Statement Schedules.  The following
              ------------------------------
 financial statement schedules of the Company are included in Item 14(d):

                                                                                              Page
                                                                                              ----
      Schedule II - Valuation and Qualifying Accounts                                          42



 All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

          3.  Listing of Exhibits.  A listing of exhibits filed as
              --------------------
 part of this Form 10-K begins on page 43 hereof.

      (b) The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1996.


      (c) The Company hereby files as a part of this Form 10-K the exhibits listed in Item 14(a)(3) above.

      (d) The Company hereby files as a part of this Form 10-K the financial statements and schedules listed in Items 14(a)(1) and (2) above.

                                   SIGNATURES
                                -----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                      ARROW AUTOMOTIVE INDUSTRIES, INC.
                                      ---------------------------------

 Dated:  September 27, 1996      By:   /s/ Jim L. Osment
                                      ---------------------------------
                                      Jim L. Osment, President and
                                      Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
                           President, Chief Executive
  /s/ Jim L. Osment        Officer, (Principal         September 27, 1996
 ------------------------- Executive Officer) and
 Jim L. Osment             Director

                           Executive Vice President,   September 27, 1996
  /s/ James F. Fagan       Chief Financial Officer
 ------------------------- (Principal Financial
 James F. Fagan            Officer), Treasurer and
                           Director

  /s/ Harry A. Holzwasser  Chairman of the Board and   September 27, 1996
 ------------------------- Director
 Harry A. Holzwasser

 ------------------------- Director                    September 27, 1996
 Mary S. Holzwasser

  /s/ Robert A. Holzwasser Director                    September 27, 1996
 -------------------------
 Robert A. Holzwasser

  /s/ Joel D. Holzwasser   Director                    September 27, 1996
 -------------------------
 Joel D. Holzwasser

 /s/ Lawrence M. Levinson  Director                    September 27, 1996
 -------------------------
 Lawrence M. Levinson

 ------------------------- Director                    September 27, 1996
 Winthrop P. Rockefeller

 ------------------------- Director                    September 27, 1996
 Alan Steinert, Jr.

  /s/ Kathaleen M.         Vice President and          September 27, 1996
      Carroll-Coelho       Controller
 -------------------------
 Kathaleen M. Carroll-Coelho

            Report of Ernst & Young LLP, Independent Auditors

 To The Stockholders and Board of Directors
 Arrow Automotive Industries, Inc.


 We have audited the accompanying balance sheets of Arrow Automotive Industries, Inc. (the Company) as of June 29, 1996 and June 24, 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 29, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arrow Automotive Industries, Inc. at June 29, 1996 and June 24, 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 29, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

 As discussed in Notes 10 and 11 to the financial statements in 1994, the Company changed its method of accounting for postretirement benefits and income taxes.


                                           ERNST & YOUNG LLP


                                          /s/ Ernst & Young LLP
 Boston, Massachusetts
 September 5, 1996, except
 for Notes 1 and 6, as to which the date
 is September 27, 1996

                    ARROW AUTOMOTIVE INDUSTRIES, INC.

                            BALANCE SHEETS

                                                                June 29,                    June 24,
                                                                  1996                        1995
                                                              -------------               -------------
 Assets (Notes 1 and 6)
 Current assets:
   Cash and equivalents                                               $    850,537                $    753,010
   Accounts receivable, less allowance
     ($524,401 in 1996 and $477,286
     in 1995) for doubtful accounts                                     16,468,224                  12,535,646
   Inventories (Note 3)                                                 37,312,671                  36,307,861
   Deferred income taxes (Note 11)                                       2,291,000                   1,778,000
   Refundable income taxes                                                 310,315                     617,523
   Other current assets                                                    563,346                   1,577,578
                                                                      ------------                ------------
     Total current assets                                               57,796,093                  53,569,618
 Property, plant and equipment (Note 9):
   Land                                                                    952,087                     952,087
   Buildings and building improvements                                  15,780,776                  15,656,256
   Leasehold improvements                                                  247,670                     258,221
   Machinery and equipment                                              18,661,470                  18,567,735
   Construction in progress                                                 85,253                      25,052
                                                                      ------------                ------------
                                                                        35,727,256                  35,459,351
   Less allowances for depreciation and
     amortization                                                       22,912,356                  22,174,393
                                                                      ------------                ------------
     Net property, plant and equipment                                  12,814,900                  13,284,958
 Other assets                                                            2,500,718                   1,923,519
                                                                      ------------                ------------
                                                                      $ 73,111,711                $ 68,778,095
                                                                      ============                ============















 The accompanying notes are an integral part of the financial statements.






                  ARROW AUTOMOTIVE INDUSTRIES, INC.

                       BALANCE SHEETS (continued)

                                                                June 29,                    June 24,
                                                                  1996                        1995
                                                              -------------               -------------
 Liabilities and Stockholders' Equity
 Current liabilities:
   Current portion of advances under
     revolving line of credit (Note 6)                                $  5,104,715                $  2,729,975
   Cash overdraft (Note 4)                                               1,260,165                   1,216,348
   Trade accounts payable                                                6,647,237                   3,089,034
   Accrued expenses (Note 5)                                             5,272,737                   5,009,865
   Current portion of long-term debt                                     1,385,672                   1,372,486
                                                                      ------------                ------------
       Total current liabilities                                        19,670,526                  13,417,708
 Long-term debt, net of current portion
   (Note 6)                                                             17,969,339                  19,265,190
 Deferred income taxes (Note 11)                                         1,748,000                   1,634,000
 Accrued retirement benefits (Note 10)                                   2,428,226                   1,721,867
 Stockholders' equity (Notes 7 and 8):
   Preferred stock, par value $.01 per
     share--authorized 1,000,000 shares,
     none issued
   Common stock, par value $.10 per
     share--authorized 5,000,000 shares,
     issued 2,968,870 in 1996 and
     2,968,870 in 1995                                                     296,887                     296,887
   Capital in excess of par value                                        7,428,586                   7,428,254
   Retained earnings                                                    24,019,471                  25,463,513
                                                                      ------------                ------------
                                                                        31,744,944                  33,188,654
   Less cost of common stock in treasury
   (95,787 shares in 1996 and 95,787
    in 1995)                                                               449,324                     449,324
                                                                      ------------                ------------
       Total stockholders' equity                                       31,295,620                  32,739,330

 Commitments and Contingency (Note 9)
                                                                      ------------                ------------
                                                                      $ 73,111,711                $ 68,778,095
                                                                      ============                ============










 The accompanying notes are an integral part of the financial statements.

                    Arrow Automotive Industries, Inc.

                        Statements of Operations

                                                                       Fiscal Year Ended
                                                -----------------------------------------

                                              June 29,                June 24,                June 25,
                                                1996                    1995                    1994
                                             (53 weeks)              (52 weeks)              (52 weeks)
                                       ------------            ------------            -------------
 Net sales                             $103,602,534            $106,574,023            $108,054,720
                                       ------------            ------------           -------------
 Cost and expenses:
  Cost of products sold                  82,161,642              81,482,460              80,193,327
  Selling, administrative
    and general                          21,597,047              23,504,545              23,334,056
  Interest                                2,112,887               1,934,722               1,613,508
                                       ------------            ------------           -------------
                                        105,871,576             106,921,727             105,140,891
                                       ------------            ------------           -------------
 (Loss) income before income
   taxes and extraordinary
   item                                 (2,269,042)               (347,704)               2,913,829
 (Benefit) provision for
   income taxes (Note 11)                 (825,000)               (103,000)               1,113,000
 ------------                                                  ------------           -------------
   extraordinary item                   (1,444,042)               (244,704)               1,800,829
 Extraordinary charge from
   refinancing of debt, net
   of income tax benefit of
   $169,000 (Note 6)                                                                      (275,985)
                                       ------------            ------------           -------------
 Net (loss) income                     $(1,444,042)            $  (244,704)             $ 1,524,844
                                       ============            ============            =============
 (Loss) income per share
   before extraordinary item            $     (.50)             $      (.09)            $       .64
 Extraordinary charge per
   share from refinancing of
   debt, net of income tax
   benefit of $.06 per share                                                                   (.10)
                                       ------------            ------------            -------------
 Net (loss) income per share            $     (.50)             $      (.09)            $       .54
                                       ============            ============            =============











 The accompanying notes are an integral part of the financial statements.

                     Arrow Automotive Industries, Inc.

                Statements of Changes in Stockholders' Equity

                                                       Capital in
                                    Common              Excess of           Retained            Treasury
                                     Stock              Par Value           Earnings              Stock
                                  ----------           -----------         -----------         -----------
 Balance at June 26,
   1993                                $  290,957  $ 7,149,871         $24,183,373                  $  449,128
 Income tax benefit
   resulting from
   disqualifying
   disposition of
   shares under stock
   option plans                                   20,780
 Purchase of
   treasury stock                                                                                          120
 Exercise of stock
   options                                  5,810  247,353
 Net income for the
   year                                                                1,524,844
                                       ----------  -----------         -----------             ----------
 Balance at June 25,
   1994                                   296,767   7,418,004          25,708,217                      449,248
 Income tax benefit
   resulting from
   disqualifying
   disposition of
   shares under stock
   option plans                                   3,920
 Purchase of
   treasury stock                                                                                           76
 Exercise of stock
   options                                    120  6,330
 Net loss for the
   year                                                                (244,704)
                                       ----------  -----------         -----------             ----------
 Balance at June 24,
   1995                                   296,887  7,428,254           25,463,513                      449,324
 Income tax benefit
   resulting from
   disqualifying
   disposition of
   shares under stock
   option plans                                   332
 Net loss for the
   year                                                                (1,444,042)
                                       ----------  -----------         -----------             ----------
 Balance at June 29,
   1996                                $  296,887  $ 7,428,586         $24,019,471                  $  449,324
                                       ==========          ===========  ===========                 ==========






 The accompanying notes are an integral part of the financial statements.

                                       Arrow Automotive Industries, Inc.

                                           Statements of Cash Flows
                                                                        Fiscal Year Ended

                                                   ----------------------------------------
                                                 June 29,               June 24,               June 25,
                                                   1996                   1995                   1994
                                                (53 weeks)             (52 weeks)             (52 weeks)
                                          ------------           ------------           ------------
 Operating activities
  Net (loss) income                      $(1,444,042)           $  (244,704)            $ 1,524,844
  Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Depreciation and
     amortization                           1,373,132              1,411,722              1,546,047
    Write off of deferred
     financing costs (Note 6)                                                               344,985
    Deferred income taxes
     (credits)                              (399,000)                144,000              (271,000)
    Provision for bad debts                   109,840                 41,376                105,008
  (Increase) decrease in
   assets:
    Accounts receivable                   (4,042,418)              3,084,405            (3,003,313)
    Inventories                           (1,004,810)              1,125,159            (6,190,209)
    Refundable income taxes                   307,208              (567,523)
    Other current assets                      595,634                 31,402              (366,993)
  Increase (decrease) in
   liabilities:
    Accounts payable, accrued
     expenses and other
     current liabilities                    3,864,892            (1,261,460)                934,558
    Income taxes payable                                           (961,842)                765,106
    Accrued retirement
     benefits                                 706,359                 68,580                480,294
                                         ------------           ------------           ------------
 Cash provided by (used for)
  operating activities                         66,795              2,871,115            (4,130,673)
 Investing activities
   Purchase of property, plant
    and equipment                           (724,744)            (2,551,563)              (437,563)
   Increase in net cash
    surrender value of life
    insurance policies                      (268,296)              (139,599)              (223,174)
   Other                                       34,735                 84,898              (143,155)
                                         ------------           ------------           ------------
 Cash used for investing
  activities                              $ (958,305)           $(2,606,264)            $ (803,892)

                                       Arrow Automotive Industries, Inc.

                                     Statements of Cash Flows-(continued)

                                                                        Fiscal Year Ended
                                                   ----------------------------------------
                                                 June 29,               June 24,               June 25,
                                                   1996                   1995                   1994
                                                (53 weeks)             (52 weeks)             (52 weeks)
                                          ------------           ------------           ------------
 Financing activities
   Replacement financing
    proceeds                                                                            $21,456,514
   Indebtedness repaid,
    principally with the
    proceeds from the
    replacement financing                                                              (20,134,246)
   Increase in advances under
    revolving line of credit              $ 2,374,740            $ 1,410,529              4,763,770
   Deferred financing costs of
    replacement financing                                                                 (281,964)
   Repayments of other long-
    term debt and capital
    lease obligations                     (1,386,035)            (1,377,984)            (1,137,478)
   Proceeds from exercise of
    stock options and related
    tax benefits                                  332                 10,370                273,943
   Purchase of treasury stock                                           (76)                  (120)
                                         ------------           ------------           ------------
 Cash provided by
  financing activities                        989,037                 42,839              4,940,419
                                         ------------           ------------           ------------
 Increase in cash and
  equivalents                                  97,527                307,690                  5,854
 Cash and equivalents at
  beginning of year                           753,010                445,320                439,466
                                         ------------           ------------           ------------
 Cash and equivalents at end
  of year                                 $   850,537           $    753,010             $  445,320
                                                    ============           ============           ============













 The accompanying notes are an integral part of the financial statements.

                      Arrow Automotive Industries, Inc.

                        Notes to Financial Statements

 Note 1.  Management's Plan and Subsequent Event

 In fiscal 1996 and 1995, the Company has recorded operating losses caused by a number of factors, including a decrease in net sales, unit shipments and gross margins. During the first quarter of fiscal 1997, after completing an evaluation of the Company's historical operating results, sales forecast and cost structure, the Board of Directors of the Company approved a plan to restructure its operations by closing its Santa Maria, California production facility and transferring its manufacturing operations formerly conducted at that facility to the Morrilton, Arkansas plant. As a result, a $1.2 million restructuring charge will be recorded in the first quarter of fiscal 1997. Of the total charge, $300,000 relates to termination benefits for displacement of its 350-employee workforce and $900,000 relates to closing the facility. The action was taken to enhance profit margins by streamlining the Company's productive capacity to better match its production requirements.

 In addition to recording the restructuring charge, the Company anticipates that during fiscal 1997, it will incur non-recurring period costs relating to the restructuring, estimated to range from $1.0 to $1.5 million. These costs relate to ongoing operations and include such costs as the shipment of inventory and equipment, employee relocation and anticipated initial labor and production inefficiencies as a result of the consolidation of production operations from three to two manufacturing facilities.

 The Company's fiscal 1997 operating plan contemplates an improvement over the fiscal 1996 operating results before considering costs associated with the closure of the west coast manufacturing facility. This improvement is based on operational changes instituted during fiscal 1996 and the restructuring plan announced in September, 1996. Management believes that, based on the 1997 operating plan and the availability under its existing credit line, the Company will have sufficient cash to support operations and remain in compliance with the financial covenants of the credit agreement with its bank. The Company's ability to continue to meet its obligations as they become due is dependent upon achieving improved operating results and continued compliance with the covenants under its credit agreement.


 Note 2.  Summary of Significant Accounting Policies

 The principal accounting policies of Arrow Automotive Industries, Inc. (the Company) are as follows:

 Fiscal Year: The Company's fiscal year ends on the last Saturday of June. Fiscal year 1996 contains 53 weeks and fiscal years 1995 and 1994 each contain 52 weeks. The number of weeks in fiscal quarters varies from twelve to fourteen.

 Business Segment: The Company is a remanufacturer and distributor of replacement parts for automotive vehicles and trucks, which is considered to be a single line of business. In fiscal 1996, sales to the Company's largest customer represented 20% of net sales and no other customer accounted for more than 10% of net sales.

                       Arrow Automotive Industries, Inc.

                         Notes to Financial Statements


 Note 2. Summary of Significant Accounting Policies (continued)

 Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Inventories: Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

 Property, Plant and Equipment: Property, plant and equipment is recorded on the basis of cost or, in the case of leased assets under certain capital leases (see Note 9), at the present value of future lease payments. Depreciation and amortization of plant and equipment are provided on a straight-line basis, based upon the following estimated useful lives of the assets:

      Buildings and building improvements         10-33 years
      Leasehold improvements                      10-33 years
      Machinery and equipment                      2-10 years

 The Company eliminates from its accounts the cost and accumulated depreciation of the assets when they are retired, sold or abandoned. Gains and losses are reflected in the statements of operations.

 Income Taxes: Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The amounts deductible in determining income taxes may exceed amounts charged to income as a result of tax deductions arising from disqualifying dispositions of stock acquired under the Company's qualified stock option plans. Any reduction in income taxes as a result of these differences is credited to capital in excess of par value.

 Earnings (Loss) Per Share: Earnings (loss) per share is computed based upon the weighted average number of common shares outstanding during each year, plus the dilutive effect, if any, of the assumed exercise of outstanding stock options. Weighted average shares used in the calculation of earnings (loss) per share were 2,873,083 for 1996, 2,872,309 for 1995 and 2,821,063 for 1994.

 Stock Based Compensation: The Company grants stock options for a fixed number of shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretation, and, accordingly, recognizes no compensation expense for the stock option grants.

 Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less at the date acquired to be cash equivalents.

                       Arrow Automotive Industries, Inc.

                         Notes to Financial Statements


 Note 2. Summary of Significant Accounting Policies (continued)

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

 Impact of Recently Issued Accounting Standards: In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement No. 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption with be material.

 Reclassification: Certain amounts reported in prior years have been reclassified to conform to the 1996 presentation.


 Note 3.  Inventories

 Inventories consist of the following:

                                                                 1996                         1995
                                                             ------------                 ------------
 Stated at cost on first-in, first out
  (FIFO) method (which approximates
  replacement cost):
    Finished goods                                     $ 11,522,643                 $ 10,471,077
    Work in process and materials                        32,260,028                   32,651,784
                                                       ------------                 ------------
                                                         43,782,671                   43,122,861
 Less reserve required to state
  inventory on the last-in, first-out
  (LIFO) method                                         (6,470,000)                  (6,815,000)
                                                       ------------                 ------------
                                                       $ 37,312,671                 $ 36,307,861
                                                       ============                 ============

                       Arrow Automotive Industries, Inc.

                         Notes to Financial Statements


 Note 4.  Cash Management System

 Daily, under the Company's cash management system, the bank notifies the Company of checks presented for payment against imprest operating accounts. The Company transfers funds from other sources, such as short-term investments or available lines of credit, to cover the checks presented for payment. The Company reflects a book cash overdraft as a result of the checks outstanding.

 The cash (overdraft) balance consists of the following:

                                                                 1996                         1995
                                                     ---------------              ---------------
 Bank balance                                           $    30,591                 $     39,223
 Less outstanding checks                                              (1,290,756)    (1,255,571)
                                                                  ---------------  ---------------
                                                                     $(1,260,165)  $ (1,216,348)
                                                     ===============              ===============

 Note 5.  Accrued Expenses

 Accrued expenses consist of the
  following:

                                                                 1996                         1995
                                                     ---------------              ---------------
 Compensation and taxes withheld
   therefrom                                                          $ 3,358,507                  $ 3,390,337
 Promotional allowances                                                   629,246                      497,133
 Other                                                                  1,284,984                    1,122,395
                                                                  ---------------              ---------------
                                                                      $ 5,272,737                  $ 5,009,865
                                                                  ===============              ===============


 Note 6.  Long-Term Debt and Credit Arrangements

 Long-term debt consists of the following:

                                                                 1996                         1995
                                                     ---------------              ---------------
 Term loans                                             $ 6,107,143                  $ 7,392,857
 Noncurrent portion of advances under
   revolving line of credit                              13,000,000                   13,000,000
 Other                                                      247,868                      244,819
                                                    ---------------              ---------------
                                                         19,355,011                   20,637,676
 Less current portion                                   (1,385,672)                  (1,372,486)
                                                    ---------------              ---------------
                                                        $17,969,339                  $19,265,190
                                                                  ===============              ===============

                       Arrow Automotive Industries, Inc.

                         Notes to Financial Statements



 Note 6.  Long-Term Debt and Credit Arrangements (continued)

 Maturities of amounts classified as long-term debt are as follows: 1998-- $14,378,521; 1999--$1,326,085; 2000--$1,300,560; 2001--$964,173.

 Interest paid amounted to $2,034,098 during 1996, $1,960,718 during 1995 and $1,681,952 during 1994.

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

 At June 29, 1996, the revolving line of credit enables the Company to borrow up to $20 million through June 30, 1997, based on a formula applied to the balances of the Company's inventory and accounts receivable. The interest rate borne on a given date on amounts outstanding under the line ($18,100,000 at June 29, 1996) will change depending upon the achieved debt service ratio. The rate charged can range from 0.5% over the lender's base rate to 3.0% over such base rate. If the Company achieves specified debt service ratios, a lending rate becomes available at 3.0% above the Eurodollar rate. A commitment fee of 0.25% per annum is due on the unused portion of the borrowing facility. The interest rate at June 29, 1996 on outstanding borrowings under the revolving line of credit was 9.25%. Optional prepayment is permitted. At June 29, 1996, the Company has classified $13 million of advances outstanding under the line as noncurrent, since it does not intend to reduce its advances under the credit line below this amount during fiscal 1997.

 Similarly, the term loan, which had outstanding borrowings as of      June 29,
 1996, of $6,100,000 has been amended such that the interest rate borne on a given date will change depending upon the debt service ratio achieved by the Company. The rate charged can range from 0.75% over the lender's base rate to 3.25% over such base rate. At specific debt service levels, a lending rate is available at 3.25% above the Eurodollar rate. The interest rate at June 29, 1996 on outstanding term loan borrowings was 9.5%. Principal is payable in equal quarterly installments which are intended to extinguish the debt by December 31, 2000. Optional prepayment is permitted.

 All of the foregoing rates are adjusted quarterly based on the Company's debt service ratio.

                       Arrow Automotive Industries, Inc.

                         Notes to Financial Statements


 Note 6.  Long-Term Debt and Credit Arrangements (continued)


 The Company's obligations under these agreements are secured by substantially all of its assets.

 Both the term loan and revolving line of credit agreements contain certain provisions and covenants which, among other things, restrict the amount of future indebtedness, amount of cash dividends and capital expenditures and require the Company to maintain specified levels of tangible net worth, operating performance and debt service and liabilities to worth ratios.

 On September 27, 1996 the Company reached an agreement with the bank effective June 29, 1996, such that certain covenants under the Company's revolving line of credit agreement were waived so that the Company was in compliance at June 29, 1996. In addition, the financial covenants for the remaining term of the financing agreement were amended based on the Company's fiscal 1997 operating plan, as revised to reflect the estimated impact of the restructuring plan (see Note 1). Further, the Company is currently in discussion with its principal lender to extend the agreement beyond June 30, 1997.

 At June 29, 1996, the Company had $505,622 of outstanding letters of credit.

 Note 7.  Preferred Stock

 The Board of Directors has the authority to issue Preferred Stock in one or more series, and to fix the dividend, redemption, liquidation, conversion and voting rights associated with each such series.

 Note 8.  Stock Options

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

                                                  Arrow Automotive Industries,
 Inc.

                        Notes to Financial Statements

 Note 8.  Stock Options (continued)

 Information with respect to stock options is as follows:

                                                 1996                                    1995
                                      -----------------------------------------------------
                             Number of Shares      Price Per Share     Number of Shares     Price Per Share
                                      -----------------------------------------------------
 Outstanding at
   beginning of
   year                                 121,500  $6.125-$8.750          128,700          $5.375-$8.750
 Options cancelled
   or expired                                                           (6,000)          $5.375-$6.625
 Options exercised                                                      (1,200)          $5.375
                                       --------                        --------
 Outstanding
   at year end                          121,500  $6.125-$8.750          121,500          $6.125-$8.750
                                       ========                        ========
 Exercisable
   at year end                           99,200                          76,900
                                       ========                        ========
 Available for
   future grant                          87,500                          87,500
                                       ========                        ========


 At June 29, 1996, 209,000 shares of Common Stock were reserved for issuance under the Company's stock option plans. The weighted average exercise price for stock options outstanding at June 29, 1996 was $6.69.

 Note 9.  Leases

 Property, plant and equipment includes the following amounts for leases of manufacturing facilities that have been capitalized:


                                                                 1996                         1995
                                                     ---------------              ---------------
 Building, building improvements
   and machinery and equipment                            $ 446,308                    $ 342,937
 Less accumulated amortization                            (217,949)                    (148,629)
                                                    ---------------              ---------------
                                                          $ 228,359                    $ 194,308
                                                     ===============              ===============

                       Arrow Automotive Industries, Inc.

                         Notes to Financial Statements

 Note 9.  Leases (continued)

 Lease amortization is included in depreciation expense and amounted to $69,320 in 1996, $72,643 in 1995 and $79,510 in 1994. During 1996 and 1995, the
 Company acquired $103,371 and $10,888 respectively, of equipment under capital lease arrangements.

 The future minimum rental commitments as of June 29, 1996 for all noncancelable operating leases are as follows:

                                                                                     Trucks and Trailers
                                          Total                  Real Estate
                                             ------------             ------------            ------------
 1997                             $   498,218               $   303,201             $   195,017
 1998                                 314,816                   270,536                  44,280
 1999                                  74,654                    54,359                  20,295
 2000                                  10,278                    10,278                       0
 2001                                       0                         0                       0
                                 ------------               -----------            ------------
 Total                            $   897,966               $   638,374             $   259,592
                                  ===========              ============            ============

 Total rental expense for all operating leases was:

                                                1996                      1995                    1994
                                       -------------            -------------            -------------
 Minimum rentals                       $ 1,322,209                $ 1,309,206            $  1,267,108
 Contingent rentals                        616,760                    592,707                 690,606
 Less:  Sublease rentals                 (113,710)                  (114,629)                (60,338)
                                     -------------              -------------          -------------
                                       $ 1,825,259                $ 1,787,284           $  1,897,376
                                                  =============  =============                     =============


 The contingent rentals are based on additional truck miles driven over a specified minimum.

 Note 10.  Employee Benefit Plans

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

                      Arrow Automotive Industries, Inc.

                       Notes to Financial Statements

 Note 10.  Employee Benefit Plans (continued)

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

 The following table sets forth the Hourly Plan and the Supplemental Agreements (Plans) funded status and amounts recognized in the Company's balance sheet at June 29, 1996 and June 24, 1995 (in thousands):

                                                               Plans in Which Accumulated Benefits Exceed Assets
                                                               ----------------------------

                                                                    1996                        1995
                                                         -------------               -------------

 Actuarial present value of benefit
  obligations:
    Accumulated benefit obligations,
     including vested benefits of $5,531
     in 1996 and $4,986 in 1995                         $    (6,081)                 $     (5,515)
    Recognition of future salary increases                     (349)                         (276)
                                                        ------------                  ------------
    Projected benefit obligation for
     service rendered to date                                (6,430)                       (5,791)
    Plan assets of fair value                                  4,602                         4,589
                                                        ------------                 -------------
    Projected benefit obligation in excess
     of plan assets                                          (1,828)                       (1,202)
    Unrecognized transition asset                              (650)                         (715)
    Unrecognized net loss                                        382                           194
    Unrecognized prior service cost                              517                           313
    Adjustment to record minimum liability                     (531)                          (65)
                                                        ------------                  ------------
    Accrued pension cost included in the
     balance sheet                                      $    (2,110)                 $     (1,475)
                                                         ============                 ============

                        Arrow Automotive Industries, Inc.

                         Notes to Financial Statements

 Note 10.  Employee Benefit Plans (continued)


 Net pension expense includes the following components (in thousands):

                                                          1996                1995                1994
                                                   ---------           ---------           ---------
 Service cost--benefits earned during
   the period                                       $   259             $   237             $   242
 Interest cost on projected benefit
   obligation                                           490                 434                 402
 Return on plan assets                                (441)               (412)                  96
 Deferred asset gain (loss)                              95                  78               (420)
 Amortization of transition assets                     (65)                (65)                (65)
 Amortization of unrecognized net gain                  (3)                (22)                (16)
 Amortization of unrecognized prior
   service costs                                         37                  23                  22
                                                    -------             -------             -------
 Total pension expense                              $   372             $   273             $   261
                                                               =======             =======             =======



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

 The Company maintains The Arrow Automotive Industries, Inc. Salaried and Clerical Employees' Profit Sharing Plan (Profit Sharing Plan) for substantially all clerical and salaried employees. Under the terms of the Profit Sharing Plan, the amount of the Company's contribution is determined at the sole discretion of the Board of Directors. There were no amounts charged to operations under the Plan in 1996 and 1995. During 1994, the Company accrued a contribution of $107,000 to the Plan.

                       Arrow Automotive Industries, Inc.

                        Notes to Financial Statements


 Note 10.  Employee Benefit Plans (continued)

 The Company also maintains The Arrow Automotive Industries, Inc.'s 401(K) Plan for all employees. Effective as of July 1, 1994, the Company instituted a matching contribution based on participants' elective deferrals to the 401(K) Plan. The cost of providing the matching contributions for the year ended June 29, 1996 was $45,314.

 The Company provides for the continuation of health care and life insurance benefits upon retirement for certain of its active and retired employees. Effective June 27, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). The Company elected to recognize the FAS 106 liability of $2.4 million on a prospective basis to be amortized over 20 years as a part of the future annual postretirement benefit cost. The effect of adopting FAS 106 increased 1994 net periodic postretirement benefit cost by approximately $65,000. The following represents the unfunded accumulated postretirement benefit obligation reconciled with amounts recognized in the Company's balance sheet on June 29, 1996 and June 24, 1995 (in thousands):


                                                                        1996                    1995
                                                               ----------              ----------
 Accumulated postretirement benefit obligation:
   Retirees                                                    $ (1,602)               $ (1,388)
   Fully eligible active plan participants                         (220)                   (266)
   Other active plan participants                                  (353)                   (378)
                                                               ---------               ---------
 Accumulated postretirement benefit obligation                   (2,175)                 (2,032)
 Unrecognized transition obligation                                2,048                   2,169
 Unrecognized net gain                                             (316)                   (458)
                                                               ---------               ---------
 Accrued postretirement benefit cost                           $   (443)               $   (321)
                                                               =========               =========

                                  Arrow Automotive Industries, Inc.

                                     Notes to Financial Statements

                  Note 10.  Employee Benefit Plans (continued)

 Net periodic postretirement benefit cost includes the following components (in thousands):

                                                          1996                1995                1994
                                                   ---------           ---------           ---------
 Service cost--benefits earned during
   the period                                      $    19              $    20             $    20
 Interest cost on projected benefit
   obligation                                          168                  156                 191
 Amortization of transition
   obligation over 20 years                            121                  121                 121
 Amortization of unrecognized gain                     (7)                 (18)
                                                  --------             --------            --------
 Net periodic postretirement
   benefit cost                                    $   301              $   279             $   332
                                                              ========            ========  ========



   The cost of covered health care benefits was assumed to increase 9.5% for retirees less than 65 years old and 6.5% for retirees 65 years and older for fiscal 1996. These rates are assumed to decrease incrementally to 5.75% in
 2001 and remain at that level thereafter. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8%.

    An increase of 1% in the assumed medical trend rates would result in an accumulated postretirement benefit obligation of $2.2 million at June 29, 1996 and a 1996 net periodic postretirement benefit cost of $172,000.

    The Company maintains a severance pay plan for its clerical and salaried employees. The Company's obligation for these postemployment benefits as of
                    June 29, 1996 is not currently material.

                             Note 11.  Income Taxes

 Effective June 27, 1993, the Company adopted Statement of Financial Accounting
  Standards No. 109, "Accounting for Income Taxes" (FAS 109). The adoption of FAS 109 in fiscal year 1994 did not have a material impact on the Company's accounting for income taxes.

                                  Arrow Automotive Industries, Inc.

                                     Notes to Financial Statements

                       Note 11.  Income Taxes (continued)

      The (benefit) provision for income taxes consists of the following:

                                               1996                    1995                    1994
                                      -------------           -------------           -------------
 Current:
   Federal                           $   (426,000)           $   (225,000)            $  1,022,000
   State                                                          (22,000)                 193,000
 Deferred                                (399,000)                 144,000               (271,000)
                                     -------------           -------------            ------------
                                     $   (825,000)           $   (103,000)            $    944,000
                                      =============           =============          ============

 The Company recorded a current income tax benefit which will be realized with the carry back of the 1996 net operating loss.

    A reconciliation of the statutory federal income tax rate to the annual effective income tax rate follows:

                                               1996                    1995                    1994
                                      -------------           -------------           -------------
 Income tax (benefit) at
   statutory rate                           (34.0)%                 (34.0)%                  34.0%
 State income tax
   benefit, net of federal
   tax benefit                               (2.6)                                            4.0
 Nondeductible portion of
   travel and entertainment
   expenses                                   0.2                     4.4                     0.3
 Officers' life insurance
   expense                                                                                    0.3
 Other                                                                                       (0.4)
                                  -------------           -------------           -------------
                                            (36.4)%                 (29.6)%                  38.2%
                                                =============           =============           =============

                       Arrow Automotive Industries, Inc.

                         Notes to Financial Statements

 Note 11.  Income Taxes (continued)

 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 29, 1996 and June 24, 1995 are as follows:


                                                               1996                          1995
                                                   ----------------              ----------------
 Deferred tax assets:
   Inventory                                                    $      1,543,000              $      1,439,000
   Accrued retirement benefits                                           653,000                       643,000
   Accrued medical benefits                                              376,000
   Accounts receivable                                                   210,000                       191,000
   Other                                                                 161,000                       148,000
                                                                ----------------              ----------------
 Total deferred tax asset                                              2,943,000                     2,421,000
                                                                ----------------              ----------------
 Deferred tax liabilities:
   Book/tax depreciation                                               2,296,000                     2,166,000
   Other                                                                 104,000                       111,000
                                                                ----------------              ----------------
 Total deferred tax liabilities                                        2,400,000                     2,277,000
                                                                ----------------              ----------------
 Net deferred tax asset                                         $        543,000              $        144,000
                                                                ================              ================


 Income taxes paid (refunded) amounted to $(645,554) during 1996, $1,365,465 during 1995, and $429,115 during 1994.

  Arrow Automotive Industries, Inc.

                        Notes to Financial Statements

 Note 12.  Selected Quarterly Financial Data (Unaudited)


                                                                      Fiscal Quarter 1996
                                                -------------------------------------------

                                             1st               2nd               3rd               4th
                                          (14 wks)          (13 wks)          (13 wks)          (13 wks)
                                                ---------  ---------   ---------  ---------
                                                       (Amounts in thousands, except per share data)
 Net sales                                      $29,137  $23,738           $26,226           $24,502
 Gross margin                                     6,271    4,504             5,484             5,182
 Net(loss) income                                   332    (793)             (359)             (624)
 Net (loss) income per
   share                                        $   .12   $  (.28)        $  (.13)           $  (.22)
 Weighted average
   shares outstanding                             2,873    2,873             2,873             2,873



                                                                      Fiscal Quarter 1995
                                                -------------------------------------------
                                             1st               2nd               3rd               4th
                                          (13 wks)          (14 wks)          (12 wks)          (13 wks)
                                                ---------  ---------   ---------  --------
                                                       (Amounts in thousands, except per share data)
 Net sales                                      $32,818           $29,163  $19,820          $24,773
 Gross margin                                     7,700             7,075    4,783            5,534
 Net(loss)income                                    544                69    (749)            (109)
 Net(loss) income per
   share                                        $   .19           $   .02   $  (.26)        $  (.04)
 Weighted average
   shares outstanding                             2,872             2,872    2,872            2,873

                      Arrow Automotive Industries, Inc.


               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDING JUNE 1996, 1995 AND 1994



                                  ADDITIONS
                            ---------------------
                             Charged    Charged
                 Balance at  to Costs   to Other      (1)        Balance
                 Beginning     and      Accounts-  Deductions-  at End of
 Description     of Period   Expenses   Describe    Describe     Period
 -------------------------------------------------------------  ---------

 Allowance for
  Doubtful
  Accounts-
  Accounts
  Receivable:


 Year Ended
  June 25, 1994  $ 479,312   $ 105,008  $   0      $  31,698    $ 552,622

 Year Ended
  June 24, 1995  $ 552,622   $  41,376  $   0      $ 116,712    $ 477,286


 Year Ended
  June 29, 1996  $ 477,286   $ 109,840  $   0      $  62,725    $ 524,401





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



                                                                   Filed with This
 Item                                      Incorporated by         Form 10-K at
 Number            Description             Reference To       or   Page Indicated
 -------           ---------------------   ---------------------   ----------------
 10.4*             Supplemental Benefit              Form 10-K for year ended June 28, 1985
                   Plan Agreement                    Exhibit 10.15
 10.5              $450,000 demand promissory note   Form 10-K for year ended June
                   from Harry A. Holzwasser          29, 1985, Exhibit 10.25
 10.6*             Executive Life Insurance Plan     Form 10-K for year ended June
                   Agreement                         27, 1987, Exhibit 10.28
 10.7              Lease with CFMS General           Form 10-Q for quarter ended
                   Partnership dated July 14, 1987   December 30, 1995, Exhibit 10.2
                   re:  8000 New Jersey Avenue,
                   Hammond, Indiana

 10.8              Lease Agreement with Point West   Form 10-K for year ended June
                   Office Center Limited Partnership  25, 1988, Exhibit 10.29
                   Associates dated July 15, 1988
                   re:  3 Speen Street, Framingham,
                   Massachusetts


 10.9*             Employment Agreement with Jim L.  Form 10-K for year ended June
                   Osment dated May 14, 1991         29, 1991, Exhibit 10.15
 10.10*            Employment Agreement with James   Form 10-K for year ended June
                   F. Fagan dated May 14, 1991       29, 1991, Exhibit 10.16
 10.11*            Arrow Automotive Industries, Inc.  Registration Statement No. 33-
                   1993 Incentive Stock Option Plan  64990 on Form S-8 filed June 25,
                                                     1993
 10.12*            Employment Agreement with William  Form 10-K for year ended June
                   J. Ledbetter dated April 28, 1993  26, 1993, Exhibit 10.17

 * Indicates management contract or compensation plan, contract or arrangement.


                                                                                      Filed with This
 Item                                                Incorporated by                  Form 10-K at
 Number            Description                       Reference To       or            Page Indicated
 -------           ---------------------             ---------------------            ----------------
 10.13             Financing Agreement with The      Form 10-Q for quarter ended
                   First National Bank of Boston     December 25, 1993, Exhibit 10.1
                   dated December 29, 1993

 10.14*            Employment Agreement with Harry   Form 10-Q for quarter ended
                   A. Holzwasser dated as of June    December 25, 1993, Exhibit 10.2
                   28, 1993
 10.15*            Directors and Officers Liability  Form 10-Q for quarter ended
                   Insurance Policy and Excess       December 30, 1995, Exhibit 10.2
                   Policy
 10.16*            Amendment No. 1 to Employment     Form 10-K for year ended June
                   Agreement with Jim L. Osment      25, 1994, Exhibit 10.17
                   dated May 3, 1994
 10.17*            Amendment No. 1 to Employment     Form 10-K for year ended June
                   Agreement with James F. Fagan     25, 1994, Exhibit 10.18
                   dated May 3, 1994
 10.18             First Amendment to Lease with     Form 10-K for year ended June
                   Point West Office Center Limited  25, 1994, Exhibit 10.19
                   Partnership Associates dated
                   March 31, 1994 re:  3 Speen
                   Street, Framingham, MA
 10.19             Sublease Agreement by and between  Form 10-K for year ended June
                   Arrow Automotive Industries, Inc.  25, 1994, Exhibit 10.20
                   and Carlson Design/Construct Corp
                   dated October 28, 1993 re: 3
                   Speen Street, Framingham, MA


 * Indicates management contract or compensation plan, contract or arrangement.

                                                             Filed with This
 Item                                Incorporated by         Form 10-K at
 Number      Description             Reference To       or   Page Indicated
 -------     ---------------------   ---------------------   ----------------
 10.20       First Amendment to      Form 10-Q for quarter
             Financing Agreement     ended March 25, 1995,
             with The First National  Exhibit 10.1
             Bank of Boston dated
             December 29, 1993

 10.21       Amendment No. 1 to      Form 10-K for year
             Employment Agreement    ended June 24, 1995,
             with Harry A.           Exhibit 10.21
             Holzwasser dated
             August, 1995
 10.22       Second Amendment to     Form 10-K for year
             Revolving Credit and    ended June 24, 1995,
             Term Loan Agreement     Exhibit 10.22
             with The First National
             Bank of Boston dated as
             of June 24, 1995
 10.23       Third Amendment and     Form 10-Q for quarter
             Waiver to Revolving     ended December 30,
             Credit and Term Loan    1995, Exhibit 10.1
             Agreement with the
             First National Bank of
             Boston dated as of
             December 30, 1995
 10.24       Fourth Amendment and    Form 10-Q for quarter
             Waiver to Revolving     ended March 30, 1996,
             Credit and Term Loan    Exhibit 10.1
             Agreement with The
             First National Bank of
             Boston dated as of
             March 30, 1996.
 10.25       Fifth Amendment and
             Waiver to Revolving
             Credit and Term Loan
             Agreement with The
             First National Bank of
             Boston dated as of June
             29, 1996                                        Page 48

                                                             Filed with This
 Item                                Incorporated by         Form 10-K at
 Number      Description             Reference To       or   Page Indicated
 -------     ---------------------   ---------------------   ----------------
 11.         Statement re            Note 1 to Notes to
             Computation of per      Financial Statements
             share earnings (loss)   filed herewith
 23.         Consent of Independent                          Page 53
             Auditors
 99.         Press Release dated
             September 26, 1996
             related to the
             restructuring and plant                         Page 54
             closing.
 27.         Financial Data Schedule                         Page 56




 36