Form 10-Q
period 1996-09-28
ARROW AUTOMOTIVE INDUSTRIES INC
filed 1996-11-14
CIK 7533

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON NOVEMBER 13, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                              FORM 10-Q

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549




      [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934
          For the quarterly period ended September 28, 1996

                                 or

    [  ]     Transition Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934
                   For the transition period from
                                           to



                    Commission file number 1-7737

                  ARROW AUTOMOTIVE INDUSTRIES, INC.

       (Exact name of registrant as specified in its charter)

          Massachusetts
                                                               04- 1449115
 (State or other jurisdiction of incorporation or organization)
                                                      (I.R.S. Employer I.D. No.)

            3 Speen Street, Framingham, Massachusetts         01701
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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,873,083 shares of the Company's Common Stock ($.10 par value) were outstanding as of November 8, 1996.








                               1 of 15

                  ARROW AUTOMOTIVE INDUSTRIES, INC.

                                INDEX



                                                                   Page
                                                                   Number
  PART I   FINANCIAL INFORMATION

   ITEM 1. Financial Statements (Unaudited):

           Condensed Balance Sheets - September 28,
           1996 and June 29, 1996..........................          3

           Condensed Statements of Operations - Three
           Months Ended September 28, 1996 and September 30,
           1995.........................                             4

           Condensed Statements of Cash Flows - Three
           Months Ended September 28, 1996 and
           September 30, 1995........................                5

           Notes to Condensed Financial Statements..........         6

   ITEM 2. Management's Discussion and Analysis of the
           Financial Condition and  Results of
           Operations.................................             7 - 10


  PART II   OTHER INFORMATION

   ITEM 1. Legal Proceedings................................         11

   ITEM 2. Changes in Securities............................         11

   ITEM 3. Default upon Senior
           Securities.................................               11

   ITEM 4. Submission of Matters to a Vote of Security
           Holders.....................................              11

   ITEM 5. Other Information...........................              11

   ITEM 6. Exhibits and Reports on Form 8-K............              11


 SIGNATURES ...........................................              12

              PART I - ITEM 1 -- FINANCIAL INFORMATION

                  ARROW AUTOMOTIVE INDUSTRIES, INC.
                      CONDENSED BALANCE SHEETS
                             (Unaudited)
 ASSETS                               September 28,        June 29,
                                          1996               1996
 CURRENT ASSETS
  Cash and equivalents             $    221,263         $    850,537
  Accounts receivable, less          13,348,467           16,468,224
    allowances
  Inventories - Note B               38,370,398           37,312,671

  Prepaid expenses and other          3,279,167            3,164,661
    current assets

 TOTAL CURRENT ASSETS                55,219,295           57,796,093


 PROPERTY, PLANT AND EQUIPMENT       35,810,046           35,727,256

 Less allowances for depreciation    23,132,737           22,912,356

                                     12,677,309           12,814,900


 OTHER ASSETS                         2,544,328            2,500,718

 TOTAL ASSETS                     $  70,440,932        $  73,111,711


 LIABILITIES AND STOCKHOLDERS'
 EQUITY

 CURRENT LIABILITIES
  Current portion of advances
 under revolving                  $   1,828,811       $    5,104,715
    line of credit
  Accounts payable                    6,955,858            6,647,237
  Cash overdrafts                     1,425,264            1,260,165
  Other current liabilities - Note C  6,280,299            5,272,737

  Current portion of long-term debt   1,382,823            1,385,672

 TOTAL CURRENT LIABILITIES           17,873,055           19,670,526


 LONG-TERM DEBT                      17,625,951           17,969,339

 DEFERRED INCOME TAXES                1,748,000           1,748,000
 ACCRUED RETIREMENT BENEFITS          2,482,503           2,428,226

 STOCKHOLDERS' EQUITY
  Common stock                          296,887             296,887
  Other stockholders' equity         30,863,860          31,448,057

   Less cost of common stock in         449,324             449,324
     treasury
 TOTAL STOCKHOLDERS' EQUITY          30,711,423          31,295,620


        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY       $ 70,440,932        $ 73,111,711


    See accompanying notes to the condensed financial statements.

                  ARROW AUTOMOTIVE INDUSTRIES, INC.
                 CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                               THREE MONTHS ENDED
                                            September     September
                                             28, 1996      30, 1995
                                            (13 weeks)    (14 weeks)
 Net sales                             $  24,481,148   $  29,137,199

 Cost and expenses:
   Cost of products sold                  19,026,978      22,866,342
   Selling, administrative and general     4,652,418       5,186,275
   Restructuring charge - Note C           1,200,000               0
   Interest                                  544,049         547,404

                                          25,423,445      28,600,021

 (Loss) income before income taxes          (942,297)        537,178

 (Benefit) provision for income             (358,100)        205,000


 NET (LOSS) INCOME                      $   (584,197)  $     332,178


 Weighted average number of shares          2,873,083     2,873,083
 outstanding



  (LOSS) EARNINGS PER SHARE                  $ (0.20)       $ 0.12






    See accompanying notes to the condensed financial statements.

                  ARROW AUTOMOTIVE INDUSTRIES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                               THREE MONTHS ENDED
                                             September     September
                                              28, 1996      30, 1995
                                             (13 weeks)    (14 weeks)
 OPERATING ACTIVITIES

  Net cash provided by (used in)
    operating activities                  $  3,148,487    $   (325,399)

 INVESTING ACTIVITIES

  Net cash used in investing                  (155,618)       (212,641)
 activities

 FINANCING ACTIVITIES

  Payment of long-term debt and
 capital lease obligations                    (346,239)       (343,192)

  (Decrease) increase in advances
 under revolving line of credit             (3,275,904)        569,692


  Net cash (used in) provided by
 financing activities                       (3,622,143)        226,500

 DECREASE IN CASH AND EQUIVALENTS             (629,274)       (311,540)

 CASH AND EQUIVALENTS AT BEGINNING
 OF PERIOD                                     850,537         753,010

 CASH AND EQUIVALENTS AT END OF
 PERIOD                                   $    221,263     $   441,470





    See accompanying notes to the condensed financial statements.

                  ARROW AUTOMOTIVE INDUSTRIES, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENT
                             (Unaudited)


 NOTE A -- BASIS OF PRESENTATION

 The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. Operating results for the three month period ended September 28, 1996 are not necessarily indicative of the results that may be expected for the year ending June 28, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 29, 1996. The balance sheet at June 29, 1996 has been derived from the audited financial statements at that date.


 NOTE B -- INVENTORIES

 The components of inventory consist of the following:

                                           September      June 29,
                                            28, 1996        1996
 Stated at cost on the first-in,
 first-out (FIFO)
  method:

  Finished goods                        $ 11,932,626  $ 11,522,643
  Work in process and materials           32,907,772    32,260,028

                                          44,840,398    43,782,671

  Less reserve required to state
 inventory on the last-in, first-out
 (LIFO) method                            (6,470,000)   (6,470,000)
                                        $ 38,370,398  $ 37,312,671

 NOTE C -- RESTRUCTURING CHARGE

 In September, 1996, the Board of Directors of the Company approved a plan to restructure its operations by closing its Santa Maria, California production facility and transferring its manufacturing operations formerly conducted at that facility to the Morrilton, Arkansas plant. The action was taken to enhance profit margins by streamlining the Company's productive capacity to better match its production requirements. As a result, a $1.2 million restructuring charge was recorded in the first quarter of fiscal 1997. Of the total charge, $625,000 relates to the disposal of the facility, $360,000 relates to termination benefits for displacement of its 350-employee workforce, $150,000 relates to the write-off of machinery and equipment, and $65,000 to other closing expenses.

 PART I

 ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

 The following discussion and analysis should be read in conjunction with the financial statements and notes thereto. All forward looking statements contained in the following discussion and analysis and elsewhere in this report are qualified in their entirety by the cautionary statement appearing at the end of the discussion and analysis.

 Restructuring Plan

 During the first quarter of fiscal 1997, the Board of Directors of the Company approved a plan to restructure its operations by closing its Santa Maria, California production facility and transferring its manufacturing operations to the Morrilton, Arkansas plant. It is anticipated that production at the Santa Maria, California facility will cease in December, 1996. As a result, a $1.2 million restructuring charge was recorded in the first quarter of fiscal 1997. Of the total charge, $360,000 relates to termination benefits for displacement of its 350-employee workforce and $840,000 relates to closing of the facility. The action was taken to enhance profit margins by streamlining the Company's productive capacity to better match its production requirements.

 In addition to recording the restructuring charge, the Company anticipates that during fiscal 1997 it will incur non-recurring period costs relating to the restructuring estimated to range from $1.0 to $1.5 million. These costs relate to ongoing operations and include such costs as the shipment of inventory and equipment, employee relocation and anticipated initial labor and production inefficiencies as a result of the consolidation of production operations from three to two plant facilities. During the first quarter of fiscal 1997, $10,000 of non-recurring period costs relating to the restructuring were incurred.

 Results of Operations

 Operations for the first quarter of fiscal 1997 resulted in a net loss of $584,000. The first quarter's operating results include a restructuring charge which reduced operating income before income taxes by $1,200,000. Operations for the first quarter of fiscal 1996 resulted in net income of $332,000.

 Net sales for the first quarter of the current fiscal year (13 weeks) were $24,481,000, a 16.0% decline (9.5% adjusted for the number of weeks differential) from net sales in the first quarter of fiscal 1996 (14 weeks) of $29,137,000. Unit sales were 12.9% lower (6.2%
 adjusted for the number of weeks differential) in the first quarter of the current fiscal year compared to the first quarter of the prior fiscal year.

 The $4,656,000 decline in net sales in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 was due to several factors. It is estimated that approximately $1.9 million of the decline was due to the number of weeks differential in the two periods. Of the remaining decrease in net sales approximately 25% was due to the adverse impact of a higher level of customer returns (which are deductions in calculating net sales) and 75% of the decline is attributable to lower customer demand.

 Our customers have indicated that their reduced orders in the first quarter of fiscal 1997 were the result of a softening in the market.

 The customer returns are for re-usable "cores" (our basic raw material), warranty and stock adjustments received in the normal course of business. The Company believes that our customers have excess inventories due to consolidation/merger activity, as discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operation in the 1996 Annual Report. The Company believes that to help rectify their surplus inventory issues, these businesses return as much of their excess inventory as possible to their vendors.

 Net sales generated a gross margin of 22.3% in the first quarter of fiscal 1997, an improvement over the quarterly gross margin percentages generated throughout fiscal 1996. Fiscal 1996 yielded quarterly gross margins of 21.5%, 19.0%, 20.9% and 21.2% for quarters' one, two, three and four, respectively. The margin improvement in the first quarter of fiscal 1997 is attributable to a number of factors. In comparison to the first quarter of the prior year, the mix of products sold in the first quarter of fiscal 1997 had a higher level of mechanical products sold than electrical product which resulted in a higher average gross margin. As mentioned in the Management's Discussion and Analysis of Financial Condition and Results of Operation in the 1996 Annual Report, in the fourth quarter of fiscal 1996, the Company expanded the recovery departments at all manufacturing locations to maximize the recovery (return to finished goods) of warranty returns. The Company's recovery dollars of these product returns increased 75% in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The improved recovery of warranty returns has mitigated the impact of the increased product returns and contributed to the improved gross margin in the first quarter of the current fiscal year.

 Selling, general and administrative expenses in the first quarter of fiscal 1997 were $4,652,000, or 19.0% of net sales, compared to $5,186,000, or 17.8% of net sales, for the same period in the prior fiscal year. Adjusting for the number of weeks differential in the two quarters, expenses in fiscal 1997 declined 3.4% compared to
 fiscal 1996.   The decline in expenses is primarily due to cost
 reduction measures and the centralization of selected administrative functions within the Company. As a percentage of sales the increase in these expenses in the first quarter of fiscal 1997 over the same period last fiscal year is due primarily to lower sales volume.

 Interest expense in the current period of $544,000 remained level with interest expense in the first quarter of the prior fiscal year. Adjusting for the number of weeks differential in the two quarters, interest expense for the first quarter of fiscal 1997 increased 7.0% over the same period last year. This increase is primarily due to higher borrowing rates in the first quarter of fiscal 1997 compared to the same period in fiscal 1996.

 Capital Resources

 Net cash of $3,148,000 was provided by operating activities at the end of the first quarter of fiscal 1997 compared to net cash used by operating activities of $325,000 at the end of the first quarter of the prior fiscal year. Cash provided in fiscal 1997 was primarily due to the decrease in accounts receivable of $3,085,000 and the increase in other liabilities of $1,008,000, offset by an increase in inventory of $1,058,000. Net cash was used in investing activities of $156,000 and $213,000 at the end of the first quarter of fiscal 1997 and 1996, respectively. In fiscal 1997, cash of $3,622,000 was used in financing activities, primarily to reduce the Company's advances under its revolving line of credit. In fiscal 1996, cash was provided by financing activities of $226,000.

 The Company's revolving line of credit which allows the Company to borrow up to $20 million through June 30, 1997, has been extended to September 30, 1997.

 The Company believes that it's existing cash balance and cash generated from operations combined with its borrowing ability under the Company's financing agreements will provide sufficient funds to meet the Company's cash requirements for operations for the next twelve months and to complete the planned restructuring efforts.

 Outlook

 The Company announced on September 26, 1996, a restructuring plan to consolidate the Company's manufacturing facilities from three to two, providing a more streamlined and efficient production capability.
 The restructuring plan is consistent with the consolidation of certain administrative functions and the consolidation of certain product lines that occurred throughout fiscal 1996 and during the first quarter of fiscal 1997.

 The Company has experienced large swings in its quarterly sales volume in the past fiscal year. Further, the timing of customer's product returns (which will reduce reported net sales) cannot be predicted by the Company. These factors make revenue forecasting unpredictable, and could subject the Company to fluctuations in both revenue and earnings. While over longer periods of time the relationship of returns to sales remains relatively constant, occasional fluctuations do occur. Fluctuations in channel mix (retail versus traditional warehouse distributors, for example) and product mix in product sales can also be significant. All of these factors can have a significant impact on gross margins as a percentage of revenue. Management believes that the streamlining of its manufacturing operations will position the Company competitively
 in the marketplace.   Management believes that the industry will
 become increasingly competitive, creating downward pressures on gross margins, including those of the Company. The Company's goal is to offset this trend by decreasing unit costs, focusing on profitable business relationships and being the industry leader in providing a broad line of quality products with superior service to our customers.

 During the month of October, 1996, the Company experienced lower unit
 sales than expected.   It is anticipated that October's  lower sales
 will result in a loss in operations during that period before allowing for non-recurring period costs related to the restructuring of the Company's plant capacity. However, it is uncertain at this time if the sales and operating results for the month of October will be indicative of the Company's performance for its second quarter.

 The Company anticipates that a significant portion of the non-recurring period costs relating to the restructuring will be incurred
 in the second quarter of fiscal 1997.   These costs relate to ongoing
 operations and include such costs as the shipment of inventory and equipment, employee relocation and anticipated initial labor and production inefficiencies as a result of the consolidation of production operations.

 Cautionary Statement

 All statements in the foregoing discussion and analysis which are not historical fact are forward looking statements. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing the following cautionary statement to identify some (but not necessarily all) of the important factors that could cause its actual results to differ materially from those anticipated in any forward looking statements made in this report or otherwise by or on behalf of the Company.

 Actual results of the Company may differ from those anticipated in any forward looking statement made by or on behalf of the Company due to the following factors, among other risks and uncertainties affecting the Company's business: the inability to realize the cost savings as estimated in the Company's plan to restructure its operations, lack of availability to the Company of adequate funding sources and cash from operations, reduced product demand and industry over-capacity, the loss of or a material reduction in orders from the Company's largest customer or other material loss of business, new business acquisition costs, unseasonably mild weather patterns, the impact of inflation and various other factors identified in the discussion appearing under the heading "Outlook" above and elsewhere in this report.

                    ARROW AUTOMOTIVE INDUSTRIES, INC.



 PART II    OTHER INFORMATION

  ITEM 1.   Legal Proceedings.

             None.

  ITEM 2.   Changes in Securities.

             None.

  ITEM 3.   Default upon Senior Securities.

             None.

  ITEM 4.   Submission of Matters to a Vote
             of Security Holders.

             None.

  ITEM 5.   Other Information.

             None.

  ITEM 6.   Exhibits and
           Reports on Form 8-K.

             A. Exhibits

                  Exhibit 10.1  Sixth Amendment and
                                Waiver to Revolving
                                Credit and Term Loan
                                Agreement with The
                                First National Bank of    Page 13
                                Boston dated September
                                28, 1996.

                  Exhibit 27    Financial Data Schedule   Page 15

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



                                   ARROW AUTOMOTIVE INDUSTRIES,
                                   INC.
                                            (Registrant)

                  November 11,     /s/ Jim L. Osment
                  1996



                                   Jim L. Osment
                                   President and Chief Executive
                                   Officer

                  November 11,     /s/ James F. Fagan
                  1996



                                   James F. Fagan
                                   Executive Vice President,
                                   Treasurer
                                   and Chief Financial Officer