Form 10-Q
period 1996-12-28
ARROW AUTOMOTIVE INDUSTRIES INC
filed 1997-02-11
CIK 7533

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



           [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
               For the quarterly period ended DECEMBER 28, 1996

                                      or

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

                                MASSACHUSETTS
(State or other jurisdiction of incorporation or organization)

       04-1449115
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,873,083 shares of the Company's Common Stock ($.10 par value) were outstanding as of February 5, 1997.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX



                                                                                           Page NUMBER
         PART I          FINANCIAL INFORMATION
                 ITEM 1. Financial Statements (Unaudited):
                         Condensed Balance Sheets -
                         December 28, 1996 and June 29,                                         3
                         1996......................................
                         Condensed Statements of Operations - Three Months Ended
                         December 28, 1996 and December 30,                                     4
                         1995.............................
                         Condensed Statement of Operations - Six Months Ended
                         December 28, 1996 and December 30,                                     5
                         1995.............................
                         Condensed Statements of Cash Flows - Six Months Ended
                         December 28, 1996 and December 30,                                     6
                         1995.............................
                         Notes to Condensed Financial                                           7
                         Statements.................................
                 ITEM 2. Management's Discussion and Analysis of the Financial
                           Condition and  Results of                                            8
                         Operations.......................................
         PART II         OTHER INFORMATION
                 ITEM 1. Legal                                                                 13
                         Proceedings......................................................................
                 ITEM 2. Changes in                                                            13
                         Securities.................................................................
                 ITEM 3. Default upon Senior                                                   13
                         Securities...................................................
                 ITEM 4. Submission of Matters to a Vote of Security                           13
                         Holders..................
                 ITEM 5. Other                                                                 13
                         Information........................................................................
                 ITEM 6. Exhibits and Reports on Form 8-                                       13
                         K..............................................
       SIGNATURES        .................................................................................................... 14

PART I - ITEM 1 -- FINANCIAL INFORMATION
ARROW AUTOMOTIVE INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

                                                        December 28, 1996               June 29,
                                                                                          1996
ASSETS
CURRENT ASSETS
  Cash and equivalents                        $            443,704         $           850,537
  Accounts receivable, less allowances                  12,508,658                  16,468,224
  Inventories - Note B                                  38,001,704                  37,312,671
  Prepaid expenses and other current assets              3,574,936                   3,164,661
TOTAL CURRENT ASSETS                                    54,529,002                  57,796,093
PROPERTY, PLANT AND EQUIPMENT                           36,246,339                  35,727,256
Less allowances for depreciation                        23,560,090                  22,912,356
                                                        12,686,249                  12,814,900
OTHER ASSETS                                             2,290,869                   2,500,718
TOTAL ASSETS                                  $         69,506,120         $        73,111,711
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of advances under revolving
    line of credit                            $          3,420,670         $         5,104,715
  Accounts payable                                       6,850,827                   6,647,237
  Cash overdrafts                                          863,092                   1,260,165
  Other current liabilities - Note C                     5,683,898                   5,272,737
  Current portion of long-term debt                      1,379,575                   1,385,672
TOTAL CURRENT LIABILITIES                               18,198,062                  19,670,526
LONG-TERM DEBT                                          17,287,722                  17,969,339
DEFERRED INCOME TAXES                                    1,748,000                   1,748,000
ACCRUED RETIREMENT BENEFITS                              2,580,049                   2,428,226
STOCKHOLDERS' EQUITY
  Common stock                                             296,887                     296,887
  Other stockholders' equity                            29,844,724                  31,448,057
   Less cost of common stock in treasury                   449,324                     449,324
TOTAL STOCKHOLDERS' EQUITY                              29,692,287                  31,295,620

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                              $         69,506,120         $        73,111,711

         See accompanying notes to the condensed financial statements.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED

                                                        December 28, 1996              December 30,
                                                            (13 Weeks)                  (13 Weeks)             1995
Net sales                                     $         21,230,177         $        23,738,037
Cost and expenses:
   Cost of products sold                                17,018,945                  19,233,926
   Selling, administrative and general                   5,061,826                   5,299,088
   Interest                                                564,442                     487,509
                                                        22,645,213                  25,020,523
 Loss before income taxes                              (1,415,036)                 (1,282,486)
Benefit from income taxes                                (395,900)                   (489,000)
NET LOSS                                      $        (1,019,136)         $         (793,486)
Weighted average number of shares
  outstanding
                                                         2,873,083                   2,873,083
NET LOSS PER SHARE                            $               (0.35)       $              (0.28)














         See accompanying notes to the condensed financial statements.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    SIX MONTHS ENDED

                                                        December 28, 1996              December 30,
                                                           (26 Weeks)                   (27 Weeks)             1995
Net sales                                     $         45,711,325         $        52,875,236
Cost and expenses:
   Cost of products sold                                36,045,923                  42,100,268
   Selling, administrative and general                   9,714,244                  10,485,363
   Restructuring charge - Note C                         1,200,000                           0
   Interest                                              1,108,491                   1,034,913
                                                        48,068,658                  53,620,544
Loss before income taxes                               (2,357,333)                   (745,308)
Benefit from income taxes                                (754,000)                   (284,000)
NET LOSS                                      $        (1,603,333)         $         (461,308)
Weighted average number of shares
  outstanding                                            2,873,083                   2,873,083
NET LOSS PER SHARE                            $               (0.56)       $              (0.16)







         See accompanying notes to the condensed financial statements.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                            SIX MONTHS ENDED

                                                        December 28, 1996            December 30, 1995
                                                           (26 Weeks)                   (27 Weeks)
OPERATING ACTIVITIES
  Net cash provided by
    operating activities                      $          2,286,639         $             24,406
INVESTING ACTIVITIES
  Net cash used in investing activities                  (321,712)                    (405,704)
FINANCING ACTIVITIES
  Payment of long-term debt and capital                  (687,715)                    (687,098)
    lease obligations
 (Decrease) increase in advances under                 (1,684,045)                      915,362
    revolving line of credit
  Proceeds from exercise of stock option                         0                          331
  Net cash (used in) provided by financing
    activities                                         (2,371,760)                      228,595
DECREASE IN CASH AND EQUIVALENTS                         (406,833)                    (152,703)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD
                                                           850,537                      753,010

CASH AND EQUIVALENTS AT END OF PERIOD         $            443,704         $            600,307

         See accompanying notes to the condensed financial statements.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENT
                                  (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. Operating results for the six month period ended December 28, 1996 are not necessarily indicative of the results that may be expected for the year ending June 28, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 29, 1996. The balance sheet at June 29, 1996 has been derived from the audited financial statements at that date.

NOTE B -- INVENTORIES

The components of inventory consist of the following:

                                                        December 28, 1996                June 29,
                                                                                           1996
Stated at cost on the first-in, first-out
(FIFO)
  method:
  Finished goods                              $         12,432,399         $         11,522,643
  Work in process and materials                         31,943,305                   32,260,028
                                                        44,375,704                   43,782,671
 Less reserve required to state inventory on
the
   last-in, first-out (LIFO) method                    (6,374,000)                  (6,470,000)
                                              $         38,001,704         $         37,312,671

NOTE C -- RESTRUCTURING CHARGE

In September, 1996, the Board of Directors of the Company approved a plan to restructure its operations by closing its Santa Maria, California production facility and transferring its manufacturing operations formerly conducted at that facility to the Morrilton, Arkansas plant. The action was taken to enhance profit margins by streamlining the Company's productive capacity to better match its production requirements. As a result, a $1.2 million restructuring charge was recorded in the first quarter of fiscal 1997. Of the total charge, $625,000 related to the disposal of the facility, $360,000 related to termination benefits for displacement of its 350-employee workforce, $150,000 relates to the write-off of machinery and equipment, and $65,000 to other closing expenses. During the second quarter of fiscal 1997, the Company paid $257,000 in termination benefits to its displaced employees.

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

RESTRUCTURING PLAN

During the first quarter of fiscal 1997, the Board of Directors of the Company approved a plan to restructure its operations by closing its Santa Maria, California production facility and transferring its manufacturing operations to its Morrilton, Arkansas plant. Production at the Santa Maria, California facility ceased in early December, 1996. As a result of this plan, a $1.2 million restructuring charge was recorded in the first quarter of fiscal 1997. Of the total charge, $360,000 related to termination benefits for displacement of its 350-employee workforce and $840,000 related to closing the facility.

In addition to recording the restructuring charge, the Company anticipates that during fiscal 1997 it will incur non-recurring period costs relating to the restructuring estimated at $1.5 million. These costs relate to ongoing operations and include such costs as the shipment of inventory and equipment, employee relocation and anticipated initial labor and production inefficiencies resulting from the consolidation of production facilities from three to two plants. One time period costs relating to the restructuring were incurred in the first and second quarters of fiscal 1997 of $10,000 and $880,000, respectively.

OPERATING RESULTS

Operations during the second quarter of fiscal 1997 resulted in a net loss of $1,019,000 compared to a net loss of $793,000 for the second quarter of fiscal 1996. The six months ended December 28, 1996, resulted in a net loss of $1,603,000 compared to a net loss of $461,000 for the comparable period in
fiscal 1996.   The operating results for the first quarter of fiscal 1997 include the previously discussed restructuring charge which reduced operating income before income taxes by $1,200,000. The second quarter's pre-tax loss included $880,000 of non-recurring costs related to the California plant closing.

Net sales for the second quarter of fiscal 1997 of $21,230,000 were down 10.6% compared to net sales for the comparable period in fiscal 1996. Unit sales for the second quarter in the current fiscal year were down 10.5%, compared to the second quarter of the prior fiscal year. For the six months ended December 28, 1996 (26 weeks), net sales of $45,711,000 were down 13.5% (10.2%
adjusted for the number of weeks differential) from net sales of the first six months in the prior fiscal year (27 weeks). Unit sales for the first six months in the current fiscal year are down 11.8% (8.4% adjusted for the number of weeks differential) from unit sales of the same period in fiscal 1996.

The sales decline of $2,508,000 in the second quarter of fiscal 1997, compared to the second quarter of the prior fiscal year, is due to overall lower customer demand and the impact of the loss of a significant customer in the third quarter of fiscal 1996. The sales attributable to this customer in the
second quarter of  the prior fiscal year  were approximately $2 million.   The
$4,656,000 decline in net sales in the first quarter of fiscal 1997, compared to the first quarter of fiscal 1996, was due to several factors. It is estimated that approximately $1.9 million of the decline was due to the number of weeks differential (14 weeks in 1995 /13 weeks in 1996) in the two periods. Of the remaining decrease in net sales approximately 25% was due to the adverse impact of higher levels of customer returns (which are deductions in calculating net sales) and 75% of the decline is attributable to lower customer demand.

In the current fiscal year, the Company's mix of product sold reflects a higher level of mechanical product sales with a decline in electrical product sales. Net sales in the current fiscal year have been adversely impacted by this product mix because mechanical products have a lower average sales price than electrical products.

 During the current fiscal year, more so in the first quarter of the year, the Company experienced a higher level of customer returns compared to the comparable periods of the prior fiscal year. Customer returns are for re-usable "cores" (our basic raw material), warranty and stock adjustments received in the normal course of business. The Company believes that it has experienced a greater level of returns as our customers have excess inventories due to increased consolidation/merger activity, as discussed in the Management's Discussion and Analysis of the Financial Condition and Results of Operations in the 1996 Annual Report. The Company believes that to help rectify their surplus inventory issues, these businesses return as much of their excess inventory as possible to their vendors.

The Company's gross margin percentage for the second quarter of fiscal 1997 was 19.8%, up slightly from corresponding period last fiscal year. For the six months ended December 28, 1996, the gross margin percentage was 21.1%, up from the prior year of 20.4%. The cost of goods sold in the current year included one-time period costs of $580,000 related to the closing of the California manufacturing facility. The gross margin percentage before the impact of these costs would have been 22.5% and 22.4%, for the second quarter and the first six months of fiscal 1997, respectively. These costs included underabsorbed overhead, additional overtime and inefficient labor costs as the production of the California plant was shifted to the Company's remaining manufacturing plants. The Company anticipates that it will continue to incur one-time period expenses related to the closing of the plant in the third quarter of fiscal 1997.

The margin improvement in the second quarter of fiscal 1997 is due to several factors. Compared to fiscal 1996, the mix of products sold in the current quarter of fiscal 1997 had a higher level of mechanical products sold than electrical product . While mechanical products have a lower average selling price, they generally result in a higher average gross margin. As mentioned in the Management's Discussion and Analysis of the Financial Condition and Results of Operations in the 1996 Annual Report, in the fourth quarter of fiscal 1996, the Company expanded the recovery departments at all manufacturing locations to maximize the recovery (return to finished goods) of warranty returns. The Company's recovery dollars of these product returns increased 75% in the first quarter of fiscal 1997 and doubled in the second quarter of fiscal 1997, compared to the comparable periods of fiscal 1996.
The improved recovery of warranty returns has mitigated the impact of the increased product returns and contributed to the improved gross margin in both the first and second quarters of the current fiscal year.

Selling, general and administrative expenses in the second quarter of fiscal 1997 of $5,061,000 were down 4.5% or $237,000 from the same period in fiscal 1996. For the six months ended December 28, 1996, selling, general and administrative expenses of $9,714,000 declined 7.4% or $711,000 compared to
the first six months of the prior fiscal year.   These expenses for the second
quarter of fiscal 1997 included non-recurring period costs related to the closing of the California facility of $300,000, including shipping costs to transport inventory and equipment, relocation costs and public relations costs. The Company expects that it will continue to incur non-recurring period expenses related to the closing of the plant in the third quarter of fiscal 1997.

On a regular basis, the Company reviews its operations and during fiscal 1997 consolidated production operations and administrative functions, which have had a positive impact on operations.

Interest expense increased 15.8% and 7.1% in the second quarter and the first six months of the current fiscal year, respectively, over the comparable period of the last fiscal year. The increases are due primarily to the higher interest rates in the current year compared to the prior year.

CAPITAL RESOURCES

Net cash of $2,287,000 was provided by operating activities for the six months ended December 28, 1996. This is down $862,000 from net cash of $3,148,000 provided by operating activities at the end of the first quarter of the current fiscal year. The six months ended December 30, 1995, provided net cash from operating activities of $24,000. In the current fiscal year, cash was primarily provided by a decrease in accounts receivable of approximately $4 million. The decline in accounts receivable is consistent with the lower sales volume in the second quarter of the current fiscal year. The net loss in the current fiscal year used cash from operating activities as did an increase in inventory of approximately $700,000 and an increase in income taxes receivable of approximately $400,000. The increase in inventory levels is due primarily to management's plan to maintain higher on-hand inventories during the transition of the production operations from the California manufacturing facility to the Company's remaining manufacturing facilities.

Cash of $321,000 was used in investing activities, primarily in property, plant and equipment in the first six months of the current fiscal year compared to $406,000 used in the comparable period in the prior fiscal year.

Cash was used in the first six months of the current fiscal year to reduce debt and advances under a revolving line of credit totaling $2,372,000. In the comparable period of the prior fiscal year, cash of $915,000 was provided by an increase in its borrowings under its revolving line of credit and cash of $687,000 was used to decrease long term debt.

During the second quarter of fiscal 1997 a second commercial lender joined with the Company's primary lender to the extent of a one-third participation in the Company's line of credit and term loan.

During the second quarter of the current fiscal year compliance with tangible net worth, debt service and operating performance covenants were waived such that the loss sustained by the Company did not result in a default under its
financing agreement.   Also, the Company's revolving line of credit which
allows the Company to borrow up to $20 million through September 30, 1997, has been extended to December 31, 1997.

The Company believes that its existing cash balance and cash generated from operations combined with its borrowing ability under the Company's financing agreements will provide sufficient funds to meet the Company's cash requirements for operations for the next twelve months and to complete the planned restructuring efforts.

OUTLOOK

 Consolidations and mergers have been frequent recently within the automotive aftermarket. The Company, too, has mirrored the industry dynamics by consolidating its own production facilities. The restructuring plan announced by the Company in the first quarter of fiscal 1997 called for the closure of the Company's California plant in December of 1996. This consolidation was aimed at streamlining the Company's productive capacity to better match its production requirements. Improved manufacturing efficiencies and profit margins are expected to result from the restructuring. However, as anticipated, the restructuring has included significant non-recurring period costs that were expensed as incurred in the first six months of fiscal 1997. It is also anticipated that there remains approximately $600,000 of additional one-time period costs, to be incurred in the latter half of fiscal 1997.

The Company's net sales have experienced large month to month fluctuations in the current year as well as during the last two years. It is believed that the consolidation and merger activity within the distribution sector of the
industry has contributed to these swings.   Consolidations and mergers  result
in excess inventory for our customers, thereby affecting the Company with reduced orders. Also, the consolidation of distribution frequently results in large product returns by customers as they streamline newly combined operations. The resulting larger customers in our marketplace employ inventory management techniques that negatively impact the Company with
inconsistent ordering patterns.   Finally, while over longer periods of time
the relationship of returns to sales remains relatively constant, the timing of customer returns has been unpredictable and inconsistent in relation to the orders received from customers in a given time frame. The aftermarket continues to be fiercely competitive and price sensitive resulting in a dynamic customer base. These factors make revenue forecasting unpredictable, and could subject the Company to fluctuations in both revenue and earnings. Fluctuations in channel mix (retail versus traditional warehouse distributors, for example) and product mix in product sales can also be significant. All of these factors can have a significant impact on gross margins as a percentage of revenue. However, management believes that the streamlining of its manufacturing operations will position the Company competitively in the marketplace.

During the month of January, 1997, the Company experienced unit sales 5% lower than those of the comparable period in fiscal 1996. However, it is uncertain at this time if the lower unit sales in the month of January will be indicative of the Company's performance for its third quarter.

CAUTIONARY STATEMENT
All statements in the foregoing discussion and analysis which are not historical fact are forward looking statements. In connection with the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995, the Company is providing the following cautionary statement to identify some (but not necessarily all) of the important factors that could cause its actual results to differ materially from those anticipated in any forward looking statements made in this report or otherwise by or on behalf of the Company.

Actual results of the Company may differ from those anticipated in any forward looking statement made by on behalf of the Company due to the following factors, among other risks and uncertainties affecting the Company's business: the inability to realize the cost savings as estimated in the Company's plan to restructure its operations, lack of availability to the Company of adequate funding sources and cash from operations, reduced product demand and industry over-capacity, the loss of or a material reduction in orders from the Company's largest customer or other material loss of business, new business acquisition costs, unseasonably mild weather patterns, the impact of inflation and various other factors identified in the discussion appearing under the heading "Outlook" above and elsewhere in this report.

                         ARROW AUTOMOTIVE INDUSTRIES, INC.


PART II               OTHER INFORMATION
       ITEM 1.           Legal Proceedings.
                           None.
       ITEM 2.           Changes in Securities.
                           None.
       ITEM 3.           Default upon Senior
                      Securities.
                           None.
       ITEM 4.           Submission of Matters to a
                      Vote of Security Holders.
                           None.
       ITEM 5.           Other Information.
                           None.
       ITEM 6.           Exhibits and Reports on Form
                      8-K.
                           A. Exhibits
                               Exhibit 10.1              Amended and Restated Revolving
                                                      Credit and Term Loan Agreement
                                                      dated December 3, 1996 among Arrow
                                                      Automotive Industries, Inc. and the
                                                      First National Bank of Boston and
                                                      BTM Capital Corporation.
                                                                                             Pg  15 - 184
                               Exhibit 10.2              Waiver and First Amendment to
                                                      Amended and Restated Revolving
                                                      Credit and Term Loan Agreement
                                                      dated December 28, 1996.               Pg. 185-188
                               Exhibit 27                Financial Data Schedule

                       ARROW AUTOMOTIVE INDUSTRIES, INC.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ARROW AUTOMOTIVE INDUSTRIES, INC.
                                                 (Registrant)
February 7, 1997                /s/ Jim L. Osment

                                Jim L. Osment
                                President and Chief Executive Officer
February 7, 1997                /s/ James F. Fagan

                                James F. Fagan
                                Executive Vice President, Treasurer
                                and Chief Financial Officer



7