Form 10-Q
period 1997-03-29
ARROW AUTOMOTIVE INDUSTRIES INC
filed 1997-05-16
CIK 7533

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



           [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                 For the quarterly period ended MARCH 29, 1997

                                      or

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


                                MASSACHUSETTS
                                                                 04-1449115
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,873,083 shares of the Company's Common Stock ($.10 par value) were outstanding as of May 9, 1997.






                       ARROW AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX



                                                                                           Page NUMBER
         PART I          FINANCIAL INFORMATION
                 ITEM 1. Financial Statements (Unaudited):
                         Condensed Balance Sheets -
                           March 29, 1997 and June 29,                                          3
                         1996..........................................
                         Condensed Statements of Operations - Three Months Ended
                           March 29, 1997 and March 30,                                         4
                         1996........................................
                         Condensed Statement of Operations - Nine Months Ended
                            March 29, 1997 and March 30,                                        5
                         1996.......................................
                         Condensed Statements of Cash Flows - Nine Months Ended
                           March 29, 1997 and March 30,                                         6
                         1996........................................
                         Notes to Condensed Financial                                         7 - 8
                         Statements.................................
                 ITEM 2. Management's Discussion and Analysis of the Financial
                           Condition and  Results of                                         9 - 14
                         Operations.......................................
         PART II         OTHER INFORMATION
                 ITEM 1. Legal                                                                 15
                         Proceedings......................................................................
                 ITEM 2. Changes in                                                            15
                         Securities.................................................................
                 ITEM 3. Default upon Senior                                                   15
                         Securities...................................................
                 ITEM 4. Submission of Matters to a Vote of Security                           15
                         Holders..................
                 ITEM 5. Other                                                                 15
                         Information........................................................................
                 ITEM 6. Exhibits and Reports on Form 8-                                       15
                         K..............................................
       SIGNATURES        .................................................................................................... 16

PART I - ITEM 1 -- FINANCIAL INFORMATION
ARROW AUTOMOTIVE INDUSTRIES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

ASSETS                                                   March 29, 1997                 June 29,
                                                                                          1996
CURRENT ASSETS
  Cash and equivalents                        $            380,415         $           850,537
  Accounts receivable, less allowances                  13,532,212                  16,468,224
  Inventories - Note B                                  31,977,195                  37,312,671
  Deferred income tax - Note D                           1,740,000                   2,291,000
  Prepaid expenses and other current assets              1,539,483                     873,661
TOTAL CURRENT ASSETS                                    49,169,305                  57,796,093
PROPERTY, PLANT AND EQUIPMENT                           36,222,452                  35,727,256
Less allowances for depreciation                        23,849,134                  22,912,356
                                                        12,373,318                  12,814,900
OTHER ASSETS                                             2,354,816                   2,500,718
TOTAL ASSETS                                  $         63,897,439         $        73,111,711
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of advances under revolving
    line of credit                            $          2,932,033         $         5,104,715
  Accounts payable                                       8,354,456                   6,647,237
  Cash overdrafts                                        1,729,358                   1,260,165
  Other current liabilities - Note C                     4,600,213                   5,272,737
  Current portion of long-term debt                      1,376,274                   1,385,672
TOTAL CURRENT LIABILITIES                               18,992,334                  19,670,526
LONG-TERM DEBT                                          16,944,353                  17,969,339
DEFERRED INCOME TAXES - Note D                           1,740,000                   1,748,000
ACCRUED RETIREMENT BENEFITS                              2,648,749                   2,428,226
STOCKHOLDERS' EQUITY
  Common stock                                             296,887                     296,887
  Other stockholders' equity                            23,724,440                  31,448,057
   Less cost of common stock in treasury                   449,324                     449,324
TOTAL STOCKHOLDERS' EQUITY                              23,572,003                  31,295,620

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                              $         63,897,439         $        73,111,711

         See accompanying notes to the condensed financial statements.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                         March 29, 1997                  March 30, 1996
                                                           (13 Weeks)                      (13 Weeks)
Net sales                                     $         22,480,645         $        26,226,073
Cost and expenses:
   Cost of products sold                                22,517,273                  20,742,553
   Selling, administrative and general                   5,396,339                   5,486,176
   Restructuring charge - Note C                         (100,000)
   Interest                                                618,317                     532,587
                                                        28,431,929                  26,761,316
 Loss before income taxes                              (5,951,284)                   (535,243)
Provision (benefit) for income taxes - Note D              169,000                   (176,000)
NET LOSS                                      $        (6,120,284)         $         (359,243)
Weighted average number of shares
  outstanding                                            2,873,083                   2,873,083
NET LOSS PER SHARE                            $               (2.13)       $              (0.13)














         See accompanying notes to the condensed financial statements.






                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                   NINE MONTHS ENDED
                                                         March 29, 1997                  March 30, 1996
                                                           (39 Weeks)                      (40 Weeks)
Net sales                                     $         68,191,970         $        79,101,309
Cost and expenses:
   Cost of products sold                                58,563,196                  62,842,821
   Selling, administrative and general                  15,110,583                  15,971,539
   Restructuring charge - Note C                         1,100,000
   Interest                                              1,726,808                   1,567,500
                                                        76,500,587                  80,381,860
Loss before income taxes                               (8,308,617)                 (1,280,551)
Benefit from income taxes - Note D                       (585,000)                   (460,000)
NET LOSS                                      $        (7,723,617)         $         (820,551)
Weighted average number of shares
  outstanding                                            2,873,083                   2,873,083
NET LOSS PER SHARE                            $               (2.69)       $              (0.29)







         See accompanying notes to the condensed financial statements.










                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                         March 29, 1997               March 30, 1996
                                                           (39 Weeks)                   (40 Weeks)
OPERATING ACTIVITIES
  Net cash provided by
    operating activities                      $          3,106,638         $          2,618,020
INVESTING ACTIVITIES
  Purchase of property, plant and                        (495,196)                    (502,409)
    equipment
  Other                                                    125,503                    (174,081)
  Net cash used in investing activities                  (369,693)                    (676,490)
FINANCING ACTIVITIES
  Payment of long-term debt and capital
    lease obligations                                  (1,034,385)                  (1,037,697)
  Decrease in advances under
    revolving line of credit                           (2,172,682)                  (1,210,823)
  Proceeds from exercise of stock options                        0                          332
  Net cash  provided by financing
    activities                                         (3,207,067)                  (2,248,188)
DECREASE IN CASH AND EQUIVALENTS                         (470,122)                    (306,658)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD
                                                           850,537                      753,010

CASH AND EQUIVALENTS AT END OF PERIOD         $            380,415         $            446,352

         See accompanying notes to the condensed financial statements.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. Operating results for the nine month period ended March 29, 1997 are not necessarily indicative of the results that may be expected for the year ending June 28, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 29, 1996. The balance sheet at June 29, 1996 has been derived from the audited financial statements at that date.

NOTE B -- INVENTORIES

The components of inventory consist of the following:

                                                         March 29, 1997                  June 29,
                                                                                           1996
Stated at cost on the first-in, first-out
(FIFO)
  method:
  Finished goods                              $         11,605,000         $         11,522,643
  Work in process and materials                         26,713,974                   32,260,028
                                                        38,318,974                   43,782,671
 Less reserve required to state inventory on
the
   last-in, first-out (LIFO) method                    (6,341,779)                  (6,470,000)
                                              $         31,977,195         $         37,312,671

The Company continually reviews the net realizable value of its inventory. The Company's analyses in the third quarter of fiscal 1997 identified certain inventory items for which quantities on hand exceed forecasted needs. The combined effect on the Company's inventory requirements due to the continued decline in unit sales through the third quarter of fiscal 1997 and the consolidation of manufacturing facilities and product line production resulted in excess inventory levels. As a result, the Company recorded a non-cash charge in the third quarter of $4,000,000 to write down certain inventories to net realizable value.

NOTE C -- RESTRUCTURING CHARGE

In September, 1996, the Board of Directors of the Company approved a plan to restructure its operations by closing its Santa Maria, California production facility and transferring its manufacturing operations to the Company's Morrilton, Arkansas plant. The action was taken to enhance profit margins by streamlining the Company's productive capacity to better match its production requirements. As a result, a $1.2 million restructuring charge was recorded in the first quarter of fiscal 1997. Of the total charge, $625,000 related to the disposal of the facility, $360,000 related to termination benefits for displacement of its 350-employee workforce, $150,000 related to the write-off of machinery and equipment, and $65,000 to other closing expenses. The Company has paid $380,000 in termination benefits to its displaced employees, and in the third quarter of fiscal 1997, the Company reversed $100,000 of the restructuring charge relating to the write-off of machinery and equipment.


NOTE D -- INCOME TAXES

As a result of the losses sustained through the third quarter, the Company exceeded the amount of taxable income available for carryback and, as a result, the Company recorded a tax provision of $543,000 to establish a valuation allowance against net deferred tax assets. This tax provision was offset by a tax benefit of $1,128,000 recorded for the nine months ended March 29, 1997.

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

RESTRUCTURING PLAN

The Board of Directors of the Company approved a plan in September, 1996, to restructure its operations by closing its Santa Maria, California production facility and transferring its manufacturing operations to its Morrilton, Arkansas plant. Production at the Santa Maria, California facility ceased in early December, 1996. As a result of this plan, the Company accrued a $1.2 million restructuring reserve in the first quarter of fiscal 1997, related to termination benefits for displacement of its workforce and to the disposition of its plant facility and certain equipment. In the third quarter, the Company reversed $100,000 of the restructuring charge relating to the write off of machinery and equipment. The outstanding balance of this reserve at March 29, 1997 was $720,000 and relates primarily to the disposition of the facility, if and when such disposition occurs.

In addition to the restructuring charge, the Company incurred one time period costs relating to the restructuring in the three quarters of fiscal 1997 of $10,000, $880,000 and $952,000, respectively. These costs relate to ongoing operations and include such costs as the shipment of inventory and equipment, employee relocation costs and initial labor and production inefficiencies resulting from the consolidation of production facilities from three to two plants. The Company anticipates that approximately $200,000 of additional costs relating to the restructuring will be incurred in the fourth quarter of fiscal 1997.

INVENTORY PROVISION

The Company continually reviews the net realizable value of its inventory. The Company's analyses in the third quarter of fiscal 1997 identified certain inventory items for which quantities on hand exceed forecasted needs. The combined effect on the Company's inventory requirements due to the continued decline in unit sales through the third quarter of fiscal 1997 and the consolidation of manufacturing facilities and product line production resulted in excess inventory levels. As a result, the Company recorded a non-cash charge in the third quarter of $4,000,000 to write down certain inventories to net realizable value.

NET LOSS

The third quarter of fiscal 1997 resulted in a net loss of $6,120,000 compared to a net loss of $359,000 for the third quarter of fiscal 1996. For the nine months ended March 29, 1997, the Company incurred a net loss of $7,724,000 compared to a net loss of $821,000 for the comparable period in fiscal 1996. The year to date operating loss before income taxes for fiscal 1997 includes the previously discussed restructuring charge of $1,100,000, the third quarter inventory provision of $4,000,000, and other non-recurring costs related to the California plant closing totaling $1,842,000.

NET SALES

Net sales for the third quarter of fiscal 1997 of $22,481,000 were down 14.3% compared to net sales for the comparable period in fiscal 1996. Unit sales for the third quarter in the current fiscal year were down 15.9%, compared to the third quarter of the prior fiscal year. For the nine months ended March 29, 1997 (39 weeks), net sales of $68,192,000 were down 13.8% (11.6% adjusted for the number of weeks differential) from net sales of the first nine months in the prior fiscal year (40 weeks). Unit sales for the first nine months in the current fiscal year are down 14.1% (11.9% adjusted for the number of weeks differential) from unit sales of the same period in fiscal 1996.

As in the previous two quarters, the Company experienced overall lower customer demand during the third quarter of fiscal 1997 in comparison with the same period in fiscal 1996. Also, approximately one half of the $3,745,000 sales decline in the third quarter of fiscal 1997, was due to the loss of one specific customer in fiscal 1996. The net sales attributable to this customer in the third quarter of fiscal 1996 approximated $2 million and in the first nine months in fiscal 1996 net sales to this customer approximated $4 million.

Net sales declined $10,909,000 in the first nine months of fiscal 1997 compared to the same period in fiscal 1996. Approximately $4,000,000 of this decline was due to the loss of one specific customer, as mentioned above. $1.9 million of the decline in net sales was due to the number of weeks differential (39 weeks in fiscal 1997, 40 weeks in fiscal 1996) in the two periods. Approximately $1,400,000 of the decline in net sales is attributable to the adverse impact of higher levels of customer returns (which are deductions in calculating net sales). The remaining decrease in net sales was due to lower customer demand and the mix of products sold to customers.

The Company has experienced a decline in demand from warehouse distributor customers in fiscal 1997 compared to the prior fiscal year. Unit sales to warehouse distributors have declined approximately 20 percent in the first nine months of fiscal 1997 compared to the same period last year. The Company believes that the aggressive consolidation and merger activity that has been occurring within this distribution sector of the industry is related to the overcapacity that has existed in the automotive aftermarket. The Company anticipates that this consolidation activity will continue. Mitigating the declining sales from warehouse distributors has been an increase in unit sales
to the Company's retail customers.   Much of the growth of our national retail
customers is attributable to the expansion of their distribution through the opening of new retail outlets.

 In the first nine months of fiscal 1997, the Company's mix of product sold reflects a higher level of mechanical product sales with a decline in electrical product sales compared to the same period in fiscal 1996. Net sales in the current fiscal year have been adversely impacted by this product mix because mechanical products have a lower average sales price than electrical products.

During the current fiscal year, the Company experienced a higher level of customer returns compared to the prior fiscal year. Customer returns are for re-usable "cores" (our basic raw material), warranty and stock adjustments received in the normal course of business. The Company believes that it has experienced a greater level of returns as many distributors have excess inventories due to increased consolidation and merger activity. The Company believes that to help rectify surplus inventory issues, distributors return as much of their excess inventory as permissible within our policies.

GROSS MARGINS

The Company experienced a negative gross margin for the third quarter of fiscal 1997 compared to a gross margin of 20.9% for the same period in fiscal 1996. The cost of goods sold in the third quarter of the current fiscal year included one-time period costs of $498,000 related to the closing of the California manufacturing facility and the one time $4,000,000 charge to provide a reserve for excess inventory as discussed earlier. For the nine months ended March 29, 1997, the gross margin percentage was 14.1%, compared to the gross margin percentage for the comparable period in the prior year of 20.6%. The gross margin percentage before the impact of the inventory reserve adjustment and the costs related to the closing of the facility would have been 19.9% and 21.5%, for the third quarter and the first nine months of fiscal 1997, respectively. The cost of goods sold in the current year included one-time period costs of $1,054,000 related to the closing of the California manufacturing facility and the $4,000,000 charge to increase reserves for excess inventory. The costs related to the closing of the California facility included underabsorbed overhead, additional overtime and inefficient labor costs as the production of the California plant was shifted to the Company's remaining manufacturing plants.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses in the third quarter of fiscal 1997 of $5,396,000 were down 1.6% or $90,000 from the same period in fiscal 1996. For the nine months ended March 29, 1997, selling, general and administrative expenses of $15,111,000 declined 5.4% or $861,000 compared to
the first nine months of the prior fiscal year.   Selling, general and
administrative expenses included non-recurring period costs in the third quarter and first nine months of fiscal 1997 of $454,000 and $788,000, respectively. These costs relate to the closing of the California facility and include shipping costs to transport inventory and equipment, personnel relocation costs, public relations and legal costs. The Company expects that it will continue to incur non-recurring period expenses related to the closing of the plant in the fourth quarter of fiscal 1997 but to a lesser extent.

INTEREST EXPENSE

Interest expense increased 16.1% and 10.1% in the third quarter and the first nine months of the current fiscal year, respectively, over the comparable periods of the last fiscal year. The increases are due primarily to the higher interest rates in the current year compared to the prior year.

TAX PROVISION

As a result of the losses sustained through the third quarter, the Company exceeded the amount of taxable income available for carryback and, as a result, the Company recorded a tax provision of $543,000 to establish a valuation allowance against net deferred tax assets. This tax provision was offset by a tax benefit of $1,128,000 recorded for the nine months ended March 29, 1997.


LIQUIDITY AND SOURCES OF CAPITAL

Net cash of $3,107,000 was provided by operating activities for the nine months ended March 29, 1997. The nine months ended March 30, 1996, provided net cash from operating activities of $2,618,000. In the current fiscal year, cash was provided from several areas. Inventory decreased slightly due to the effect of reducing the level of on-hand inventories as a result of the consolidation of the California facility's inventory to the Company's remaining manufacturing facilities. Cash was provided by a decline in accounts receivable of approximately $3 million, which is consistent with the lower sales volume in the third quarter of the current fiscal year. Additional cash was provided by a net increase in accounts payable, cash overdrafts and accrued liabilities of $1,500,000. These balances have increased primarily due to the lengthening of payment terms with our vendors during this period to fund the additional one-time cash requirements that were the result of the consolidation of the California manufacturing facility to the two remaining facilities. The Company's loss from operations, which included a non-cash inventory adjustment of $4,000,000 and the non-cash restructuring charge of $720,000, decreased the cash provided from operating activities.

Cash of $370,000 was used in investing activities, primarily for property, plant and equipment in the first nine months of the current fiscal year compared to $676,000 used in the comparable period in the prior fiscal year.

Cash of $3,207,000 was also used in the first nine months of the current fiscal year to reduce debt and advances under the Company's revolving line of credit compared to $2,248,000 used for that purpose in the comparable period of the prior fiscal year.

The Company's financing agreements consist of a $20 million revolving line of credit and a $9 million term loan. The Company's primary lender was joined by a second commercial lender in the second quarter of fiscal 1997 to the extent of a one-third participation in the Company's line of credit and term loan.
The Company's revolving line of credit enables the Company to borrow up to $20 million based on a formula applied to the balances of the Company's inventory and accounts receivable. The term loan, which had outstanding borrowings as of March 29, 1997, of $5,143,000 is payable in equal quarterly installments which
are intended to extinguish the debt by December 31, 2000.   During the third
quarter of the current fiscal year compliance with tangible net worth, liabilities to worth, debt service, capital expenditures and operating performance covenants were waived such that the loss sustained by the Company did not result in a default under its financing agreement. Also, the Company's revolving line of credit has been extended to March 31, 1998. The Company's obligations under these agreements are secured by substantially all of its assets.

Based on the Company's current operating forecast, it believes that its existing cash balance and cash generated from operations combined with its borrowing ability under its financing agreements will provide sufficient funds to meet the Company's cash requirements for operations for the next twelve months.

OUTLOOK

Consolidations and mergers have been frequent recently within the automotive aftermarket. The Company, too, has mirrored the industry dynamics by consolidating its own production facilities. The restructuring plan announced by the Company in the first quarter of fiscal 1997 called for the closure of the Company's California plant in December of 1996. This consolidation was aimed at streamlining the Company's productive capacity to better match its production requirements. Improved manufacturing efficiencies and profit margins are expected to result from the restructuring. However, as anticipated, the Company has incurred significant non-recurring period costs in connection with the restructuring that were expensed as incurred in the first nine months of fiscal 1997. The Company anticipates that there remains approximately $200,000 of additional one-time period costs, to be incurred in the last quarter of fiscal 1997, primarily related to costs to transfer certain machinery and equipment.

The Company has experienced declining sales over the past two years and the decline has worsened in the first nine months of the current year. During this period the aftermarket has experienced significant consolidation within the traditional warehouse distributor sector as smaller operations are replaced by the more favorable economics of large-scale distribution. These consolidations and mergers often result in excess inventory as warehouses are closed and inventories consolidated. Following these consolidations, orders by distributors often decline for a period of time as inventory levels are adjusted. Also, these consolidations may result in large product returns as distributors streamline newly combined operations.

The emergence of retail chains as major distributors of automotive aftermarket products has also impacted the Company. A number of large retail chains have evolved over the last ten years making successful inroads into product distribution previously dominated by smaller independent warehouses. In fact, the Company's business with retail chains has grown from a negligible percentage ten years ago to 22% for its last fiscal year ending in June 1996. While the retail business does present the Company with opportunities for significant growth, it also presents unique challenges. Inventory management practices by retailers can frequently result in large returns as the stock keeping units and quantities maintained in a store's inventory plan are constantly challenged and revised. In addition, retailers, accustomed to higher inventory turnovers on lower gross margins, are extremely price sensitive and exert considerable pressure on vendors for competitive pricing. These practices have resulted in similar pricing pressures in the traditional channels of distribution as warehouse distributors devise strategies to compete with retailers.

Finally, while over longer periods of time the relationship of returns to sales remains relatively constant, the timing of customer returns has been unpredictable and inconsistent in relation to the orders received from customers in a given time frame. Fluctuations in channel mix (retail versus traditional warehouse distributors, for example) and product mix in product sales can also be significant. All of these factors can have a significant impact on the level of revenues and earnings. However, management believes that the streamlining of its manufacturing operations will position the Company competitively in the marketplace and make the Company an attractive supplier to all distributors in the aftermarket.

During the month of April, 1997, the Company experienced a 9% decline in net sales compared to the same period in fiscal 1996. However, it is uncertain at this time if the lower unit sales in the month of April will be indicative of the Company's performance for its fourth quarter.

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

Actual results of the Company may differ from those anticipated in any forward looking statement made by or on behalf of the Company due to the following factors, among other risks and uncertainties affecting the Company's business: lack of availability to the Company of adequate funding sources and cash from operations, reduced product demand and industry over-capacity, the loss of or a material reduction in orders from the Company's largest customer or other material loss of business, the inability to realize the cost savings as estimated in the Company's plan to restructure its operations, new business acquisition costs, the impact of inflation and various other factors identified in the discussion appearing under the heading "Outlook" above and elsewhere in this report.

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

                           A. Exhibits
                               Exhibit 10.1              Waiver and Second Amendment to
                                                      Amended and Restated Revolving
                                                      Credit and Term Loan Agreement with
                                                      BankBoston, N.A. and BTM Capital
                                                      Corporation dated as of March 29, 1997.    16

                               Exhibit 10.2              Director and  Officer Liability
                                                      Insurance Policy and Excess Policy         21

                               Exhibit 27.               Financial Data Schedule

                       ARROW AUTOMOTIVE INDUSTRIES, INC.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ARROW AUTOMOTIVE INDUSTRIES, INC.
                                                 (Registrant)
May 16, 1997                    /s/ Jim L. Osment

                                Jim L. Osment
                                President and Chief Executive Officer
May 16, 1997                    /s/ James F. Fagan

                                James F. Fagan
                                Executive Vice President, Treasurer
                                and Chief Financial Officer



10