Form 10-K
period 1997-06-28
ARROW AUTOMOTIVE INDUSTRIES INC
filed 1997-10-14
CIK 7533

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

            / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended JUNE 28, 1997

                                      OR

            /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                                   .

                          Commission File No. 1-7737

                                    ARROW AUTOMOTIVE INDUSTRIES, INC.
                    (Exact name of registrant as specified in its charter)

  MASSACHUSETTS                                                   04-1449115
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
  incorporation or organization)

3 SPEEN STREET, FRAMINGHAM, MASSACHUSETTS                            01701
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (508) 872-3711

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange on
Title of Each Class                                      Which Registered
COMMON STOCK, $.10 PAR VALUE                            AMERICAN STOCK EXCHANGE

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





                              Page 1 of 83 Pages

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

    Aggregate market value of the voting stock held by non-affiliates of the registrant as of October 7, 1997: $3,999,850.

Number of shares of Common Stock, $.10 Par Value, outstanding as of October 7, 1997: 2,873,083.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions  of  the  Proxy  Statement  for  the  1997  Annual  Meeting   of
Stockholders are incorporated by reference into Part III hereof.






























                              Page 2 of 83 Pages

                                    PART I



ITEM 1.  BUSINESS.


GENERAL


    Arrow Automotive Industries, Inc. (the "Company" or "Arrow") was founded in 1929, incorporated in 1946 as a Massachusetts corporation and became a public company in 1972. The Company's Common Stock has been traded on the American Stock Exchange since 1978 under the trading symbol AI.

    The Company is primarily engaged in the remanufacture and distribution of replacement automotive parts used in the repair of domestic and imported passenger cars, light and heavy duty trucks, farm vehicles and heavy duty industrial and construction equipment. The Company's products are distributed throughout the United States and in Canada to the automotive aftermarket.

    The Company sells to the distribution sector of the automotive aftermarket including warehouse distributors ("WD's"), such as General Parts, Inc., Parts Warehouse, Inc., Mar-Lac Distributing Co., Acklands, Ltd., Joint & Clutch Service, Inc.; retail automotive chain stores ("retailers") such as Chief Auto Parts, Inc., TRAK Auto Corporation and The Pep Boys-Manny, Moe & Jack; and original equipment manufacturers ("OEM's") such as Brake Parts, Inc., New Holland North America, Inc. and Nacco Materials Handling Group, Inc. The Company's sales to customers in the retail channel of distribution have been increasing, but the majority of the Company's sales continue to be to customers in the WD channel of distribution.

    Products are manufactured at and distributed from the Company's two manufacturing facilities located in Spartanburg, South Carolina and Morrilton, Arkansas. The Company also maintains distribution facilities in Toronto, Vancouver and Edmonton, Canada. The Company's corporate headquarters are in Framingham, Massachusetts, and its operations headquarters are in Conway, Arkansas.

    The Company operates in one industry segment as a remanufacturer and distributor of replacement parts for automotive vehicles and trucks. The Company does not consider its overall business to be seasonal, however, demand for certain products may be affected by extreme weather.

RECENT DEVELOPMENTS

    The distribution sector within the automotive aftermarket is undergoing rapid consolidation, resulting in fewer and larger distributors. WD's are expanding vertically through the acquisition of jobber stores and becoming more like their retail counterparts in the industry. This consolidation is expected to continue. Program buying groups, which represent most of the WD channel of distribution, are becoming a more powerful voice for their member warehouses by encouraging members to maximize their collective buying power through the use of preferred vendors. In addition, over the last ten years, retail chains have emerged as major distributors of automotive aftermarket products and have made successful inroads into product distribution previously dominated by the traditional WD. As a result of the competitive pressures created by these changes in the automotive aftermarket, all distributors have become extremely price sensitive, exerting considerable pressure on vendors for competitive pricing.

    Over the last two fiscal years, the Company has restructured and streamlined its organization to better compete in the changing automotive aftermarket. The Company's restructuring plan included the closing of its
Santa Maria, California production facility in December, 1996. The manufacturing operations formerly conducted at that facility were transferred to the Company's two remaining manufacturing facilities. As a result of this consolidation, the Company incurred a $1.1 million restructuring charge in fiscal 1997. The Company also incurred $1.8 million in non-recurring period costs related to the consolidation of the production operations from three to two manufacturing facilities. The streamlining of the Company's operations during the last two years also included the consolidation of production of four product lines from multiple facilities to a single manufacturing facility, as well as the centralization of certain administrative functions.

PRODUCT INFORMATION


    The Company remanufactures and distributes a wide range of electrical and mechanical automotive parts. The Company's product offering encompasses a broad range of vehicle applications including domestic and import passenger automobiles, light and heavy trucks, heavy duty industrial and construction equipment, and farm vehicles. The Company is a leading remanufacturer of electrical products, which represented 55% of the Company's unit sales in fiscal 1997. The balance of the Company's sales were of mechanical products. The table below summarizes the product lines offered by the Company, the total number of parts offered for sale and the vehicle coverage.


                                                                              VEHICLE COVERAGE
                                  PRODUCT                PART NUMBERS
ELECTRICAL
                       Alternators                   990                         1961 - 1997
                       Starters                      1033                        1939 - 1997
                       Generators                    123                         1939 - 1997
MECHANICAL
                       Water Pumps                   751                         1932 - 1997
                       Clutches                      1,141                       1939 - 1997
                       Master Brake Cylinders        620                         1960 - 1996
                       Power Steering Pumps          559                         1955 - 1995
                       Power Brakes                  664                         1946 - 1994
                       Smog Pumps                    161                         1966 - 1994
                       Brake Calipers                1,096                       1965 - 1996
                       Distributors                  560                         1950 - 1995
                       Wiper Motors                  341                         1962 - 1997
                       Crankshafts                   342                         1946 - 1996
                       Rack and Pinion Steering      222                         1973 - 1995
                       Carburetors                   1,827                       1937 - 1989

                              Page 3 of 83 Pages

MANUFACTURING OPERATIONS


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

    When first received, cores are sorted and held until needed for production. When needed, cores are disassembled into their component parts. The major components are then further sorted and examined for suitability for further processing, and, if suitable, are cleaned, reconditioned and refinished. Components that are not reconditioned are replaced with new materials which are purchased from outside vendors. The metal components of cores not utilized in the manufacturing process are sold for scrap. Production of remanufactured parts is carried on in an assembly-line operation with inspection and testing conducted at various stages of assembly. The finished product is further inspected and tested by simulating the product's performance under operating conditions.

    Each of the product lines is supported by an engineer. Their function is to improve the quality of existing products and formulate the specifications and procedures for adapting particular remanufactured products for use on makes and models of vehicles in addition to those for which the products were originally designed. The Company maintains a Quality Assurance department that is responsible for monitoring the manufacturing process through a variety of methods, including Statistical Process Control (SPC), to maintain compliance with the Company's quality standards as well as to ensure that Arrow's quality standards are maintained by our suppliers for any purchased component.

WORKING CAPITAL ITEMS


    Inventories are kept at a sufficient level to service customer orders. Sales reported on the Company's financial statements are net of credits given to customers for prompt payment and volume discounts, as well as credits given for customer product returns.

    The primary customer returns are of "cores". When invoiced, the price of the finished product sold includes a separately invoiced amount for the core ("core value") which is part of the product. When a customer returns a core to the Company, the customer receives credit for the then current core value of the part returned which is applied to future purchases by that customer. The customer's ability to return product cores is limited to the number of like-type products purchased by the customer. The core must be in rebuildable condition to receive credit.

    The Company also allows for warranty returns and stock adjustment returns. The Company's warranty program provides for the right to return defective product for up to 24 months for the Company's premium line of alternators, starters and water pumps and up to 12 months for all other products. Stock adjustment returns are generally returns allowed for the customer's slow-moving product. Credits for stock adjustment returns are limited to 4% of the previous calendar year's purchases.

    It is industry practice that remanufacturers only accept product returns from current customers. When a customer ceases to do business with the Company, the Company no longer accepts product returns for any reason. As returns generate credits which can only be used against future purchases, the Company does not record a reserve for customer's warranty, stock adjustments or core returns.

                              Page 4 of 83 Pages

DISTRIBUTION


    The Company sells its products nationwide, primarily through its own direct sales force. The Company currently maintains a direct sales force of 33 full-time salesmen. The Company also employs sales agencies in certain market areas. The majority of the Company's sales (approximately 72 percent in fiscal
1997) are to warehouse distributors. The balance of the Company's sales are to retailers (approximately 18 percent in fiscal 1997), original equipment manufacturers (approximately 9 percent in fiscal 1997) and other customers.

    During fiscal 1997, sales to the Company's two largest customers, General Parts, Inc., and Chief Auto Parts, Inc. accounted for 24% and 13% of net sales, respectively. No other customer accounted for more than 10% of the Company's net sales.

    Substantially all of the Company's WD customers are members of program distribution associations. These associations use the collective buying power of their members to negotiate price and other terms with vendors, which has the effect of encouraging competition among remanufacturers in the automotive aftermarket. The associations do not purchase directly from vendors and members of these associations generally are not obligated to purchase solely from association approved vendors. The evolution of these associations and the emergence of high volume retail chains in the automotive aftermarket have combined to create additional price competition among manufacturers.

    The Company utilizes its own truck fleet, and to a lesser extent independent trucking services, to handle most of its product deliveries and other shipping requirements. Special order and delivery options are also made available to customers, such as overnight direct parts service.

MARKETING


    The Company markets its products under its Arrow( and Lance( labels. The Arrow( line consists of the Company's premium quality parts often containing a number of new components. The Lance( line consists of higher volume units whereby manufacturing economies of scale permit reduced pricing to customers. The Lance( line is available in starters and alternators. At the request of customers, Arrow also distributes product under a variety of private labels such as Carquest, Proven Valu, Bravo, Rockhill, Parts Plus, Pronto, Parts Master and many others. In fiscal 1997, approximately 54 percent of the Company's sales were made under various private labels and the balance were made under the Company's own labels.

    The Company markets its remanufactured products with frequent customer contact by sales representatives, merchandising bulletins, direct mailing campaigns, advertising, participation in trade shows and complete catalog coverage. The Company also offers a subscription basis service bulletin program, which provides periodic technical information.

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

                              Page 5 of 83 Pages

COMPETITION


    The Company competes with other national, regional and local remanufacturers, with rebuilders of automotive parts and with manufacturers of new parts, including the leading automobile manufacturers. The Company believes it is one of the largest companies engaged primarily in the production and sale of remanufactured automotive parts, although there may be other companies whose sales of such products exceed those of the Company. The automotive aftermarket is highly competitive. The Company considers the key factors determining the ability to compete in this highly competitive industry to be price, product quality, a complete product offering, current product catalogs, direct factory sales service and high order fill rate.

EMPLOYEES


    On June 28, 1997, the Company employed 1,259 full-time employees and 23 part-time employees.

ENVIRONMENTAL


    The Company is subject to various federal, state and local environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. These laws and regulations provide for substantial fines and criminal sanctions for violations. The Company believes, although there can be no assurance, that the overall impact of compliance with regulations and legislation protecting the environment will not have a material adverse effect on its future financial position or results of operation. However, the operation of automotive parts remanufacturing plants involves environmental risks, and there can be no assurance that the Company will not incur material costs or liabilities in these areas. In addition, significant expenditures could be required to comply with evolving environmental, health and safety laws, regulations or requirements that may be adopted or imposed in the future. The Company is in various stages of investigation or remediation at five separate sites where contamination has been alleged, as discussed in the footnotes to the financial statements, and has recorded a liability of $509,000 at June 28, 1997 for future costs pertaining to environmental cleanup.

ITEM 2.  PROPERTIES.


    The Company's corporate headquarters are located in Framingham, Massachusetts; its operations headquarters are located in Conway, Arkansas; and it occupies industrial and warehouse space in Spartanburg, South Carolina, Morrilton, Arkansas, and Toronto, Canada. The Company utilizes fee warehouses in Edmonton and Vancouver, Canada.

    The Company leases approximately 15,000 square feet of office space in Framingham, Massachusetts, for its corporate headquarters under a lease expiring in 1998. Approximately 9,500 square feet of this space is subleased under an agreement which also expires in 1998. The Company also leases approximately 7,000 square feet of office space for its operations headquarters in Conway, Arkansas, under a lease expiring in 2001.

    The Company operates manufacturing facilities in Spartanburg, South Carolina (occupying approximately 315,000 square feet of floor space) and Morrilton, Arkansas (occupying approximately 209,000 square feet of floor space). The Company formerly occupied industrial space in Santa Maria, California (occupying approximately 98,000 square feet of floor space) which was closed during fiscal 1997. The South Carolina, Arkansas and California facilities are all owned by the Company, subject to mortgages which, together with other collateral, secure the Company's obligations to its lenders. The Company is actively marketing the California property.

                              Page 6 of 83 Pages

    In addition, the Company leases warehouse space of approximately 67,000 square feet in Morrilton, Arkansas, 58,000 square feet in Spartanburg, South Carolina, and 10,500 square feet in Toronto, Canada.

    All facilities are well maintained and are in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS.


    The Company is, from time to time, party to routine litigation incidental to the business. The amounts claimed in these matters are either covered by insurance or are not, in the aggregate, material in amount.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


    The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 1997.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

    The common stock of the Company is traded on the American Stock Exchange under the trading symbol AI. The approximate number of holders of record of the Company's common stock at October 7, 1997 was 289. The following table sets forth the high and low sale price on the American Stock Exchange of the Company's common stock during each fiscal quarter during the last two fiscal years:


                                                FISCAL                                 FISCAL
                                                 1997                                   1996
                                   HIGH               LOW                HIGH             LOW
First                    $       5 5/8      $       4 1/2      $       7 3/8     $      5 1/2
Quarter.....................
Second Quarter...............    4 15/16            3 3/4                6 7/8            4 3/4
Third                            4 5/8              4                    7 1/2            5 3/4
Quarter...................
Fourth                           4 1/4              2 15/16              6 1/8            5 1/16
Quarter.................


    The Company did not pay any dividends during the 1997 or 1996 fiscal years. Operating covenants in the Company's loan agreement with its lenders prohibit the Company from paying dividends unless the following conditions are met: (i) the Company is not then in default, and after giving effect to the dividend would not be in default, under the loan agreement; (ii) the aggregate amount of such dividends does not exceed the greater of (a) during any period of four (4) consecutive fiscal quarters an amount equal to fifty percent (50%) of the net income of the Company for the immediately preceding four (4) consecutive fiscal quarter periods, or (b) an amount equal to the excess of (i) twenty-five percent (25%) of the net income of the Company for the period commencing June 27, 1993 and ending with the last day of the fiscal quarter next preceding the proposed date of the dividend, treated as a single accounting period, over (ii) all dividends made subsequent to June 27, 1993.


                              Page 7 of 83 Pages

ITEM 6.  SELECTED FINANCIAL DATA.

                      FOR THE FISCAL YEARS ENDED IN JUNE
   (Amounts in Thousands Except Per Share Amounts and Financial Ratio Data)


                                               1997             1996             1995             1994             1993
                                             (52 WKS)         (53 WKS)         (52 WKS)         (52 WKS)         (52 WKS)
Net                                      $87,501         $103,603         $106,574     $ 108,055            $100,654
sales...................................................
Gross                                     13,180           21,441           25,092           27,861           26,622
margin.............................................
Selling, administrative & general
                                          21,310           21,597           23,505           23,334           23,147
expense...................................................
Interest                                   2,364            2,113            1,935            1,614            1,830
expense........................................
(Loss) income before income taxes and
  extraordinary                         (11,594)          (2,269)            (348)            2,914            1,645
items..................................
(Benefit) provision for income             (597)            (825)            (103)            1,113              628
taxes...........
(Loss) income before extraordinary
                                        (10,997)          (1,444)            (245)            1,801            1,017
items........................................................
Loss on refinancing of debt, net of
  income tax                                  --               --               --            (276)               --
benefit...................................
Net (loss)                              (10,997)          (1,444)            (245)           1,525             1,017
income.......................................
(Loss) income per share before
 extraordinary                                (3.83)          (.50)             (.09)                      .64            .36
items...................................
Loss per share on refinancing of debt,
  net of income tax                           --              --               --              (.10)             --
benefit..........................
Net (loss) income per                      (3.83)             (.50)             (.09)                      .54            .36
share.......................
Cash dividends declared per share............ --               --               --               --               --
Capital                                      644              828            2,574            670                648
expenditures..................................
Depreciation and                      $    1,170       $    1,373        $   1,412    $     1,546         $    1,692
amortization....................
Average shares                             2,873            2,873            2,872          2,821              2,814
outstanding.......................
                   AT YEAR END
Working                                $ 26,250          $ 36,378         $38,518           $32,071          $29,994
capital...........................................
Total                                    59,333            71,728          67,144            69,490           60,345
assets................................................
Long-term                                16,819            17,969          19,265            11,732           12,487
debt...........................................
Stockholders'                            20,043            31,296          32,739            32,974           31,175
equity...................................
Equity per common                         $    6.98        $  10.89      $ 11.40            $ 11.69           $ 11.08
share..........................
                                                  FINANCIAL RATIOS (%)
Gross                                      15.06            20.70            23.54            25.78             26.45
margin.............................................
Net profit                                (12.57)           (1.39)            (.23)            1.41              1.01
margin........................................
Return on                                 (42.84)           (4.51)            (.74)            4.75              3.32
equity.........................................
Current ratio (to                           2.37             2.82             3.82             2.39              2.93
1)......................................

                              Page 8 of 83 Pages

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion and analysis should be read in conjunction with the financial statements and notes thereto. All forward looking statements contained in the following discussion and analysis and elsewhere in this report are qualified in their entirety by the cautionary statement appearing at the end of this discussion and analysis.


RESULTS OF OPERATIONS

    The Company incurred net losses of $10,997,000, $1,444,000 and $245,000 for the respective fiscal years ended June 28, 1997, June 29, 1996 and June 24, 1995. The fiscal 1997 operating loss is attributable to several one-time charges and a 15.5% decline in net sales compared to the prior fiscal year. The one-time costs include the following, each of which is discussed in more detail below:

      <diamond>  a restructuring charge and non-recurring period costs relating to the Company's California plant closing of $1,100,000 and $1,842,000, respectively;
      <diamond>
      <diamond> a $4,000,000 charge to write down certain  inventories  to  net realizable value; and
      <diamond>
      <diamond>  a $437,000 increase in the Company's reserve for environmental remediation costs as a result of the Company's adoption of Statement of Position 96-1, ENVIRONMENTAL REMEDIATION LIABILITIES.


RESTRUCTURING CHARGE AND RELATED NON-RECURRING PERIOD COSTS

    In December, 1996, the Company closed its Santa Maria, California production facility and transferred the manufacturing operations formerly conducted at that plant to its remaining manufacturing facilities. This action was taken to streamline the Company's productive capacity to better match its production requirements. As a result of this consolidation, the Company incurred a $1.1 million restructuring charge in fiscal 1997. Of the total charge, $413,000 represented severance benefits for terminated employees and $687,000 related to the closing of the facility. The Company is actively marketing the California property.

    In addition to the restructuring charge, the Company incurred non-recurring period costs totaling $1.8 million attributable to the relocation of production operations from the California facility to the Company's two remaining facilities and included such costs as the shipment of inventory and equipment, employee relocation and initial labor and production inefficiencies.

    The consolidation of manufacturing operations is consistent with the Company's long-term strategy to streamline its operations. Starting in fiscal 1996, the Company consolidated to one location production of certain product lines which were previously manufactured at all of the Company's remanufacturing facilities. Centralization of administrative functions began late in fiscal 1996 and continued throughout fiscal 1997, and included customer service, customer billing and vendor payment functions. These actions were taken to enhance operating efficiencies and improve the financial performance of the Company. The Company is continuing to review its operations and will take the necessary measures to control costs and promote efficient manufacturing operations.

INVENTORY PROVISION

    The Company continually reviews the net realizable value of its inventory. The Company's analyses in the third quarter of fiscal 1997 identified certain inventory items for which quantities on hand exceeded forecasted needs. Lower unit sales in fiscal 1997 and the consolidation of manufacturing facilities and product line production resulted in excess inventory levels. As a result, the Company recorded a charge in the third quarter of $4,000,000 to write down certain inventories to net realizable value.


ENVIRONMENTAL

    In fiscal 1997, the Company adopted Statement of Position No. 96-1 ENVIRONMENTAL REMEDIATION LIABILITIES (SOP 96-1) which provided new guidance for the accrual of environmental remediation costs. The SOP provides benchmarks to aid in the determination of when environmental remediation liabilities should be recognized and specific guidance as to how they should be measured. The adoption of SOP 96-1 resulted in a pretax charge to operations of $437,000 in fiscal 1997.

    The Company is subject to various federal, state and local environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. These laws and regulations provide for substantial fines and criminal sanctions for violations. The Company believes, although there can be no assurance, that the overall impact of compliance with regulations and legislation protecting the environment will not have a material adverse effect on its future financial position or results of operation. However, the operation of automotive parts remanufacturing plants involves environmental risks, and there can be no assurance that the Company will not incur material costs or liabilities in these areas. In addition, significant expenditures could be required to comply with evolving environmental, health and safety laws, regulations or requirements that may be adopted or imposed in the future. The Company is in various stages of investigation or remediation at five sites where contamination has been alleged, as discussed in the footnotes to the financial statements, and has recorded a liability of $509,000 at June 28, 1997 ($437,000 due to the adoption of SOP 96-1) for future costs pertaining to environmental cleanup.


SALES

    Net  sales  of  $87,501,000  declined  $16,102,000 or 15.5% in fiscal  1997 compared to fiscal 1996 net sales of $103,603,000. $1,992,000 of the net sales decline was due to the number of weeks differential in the two periods (52 weeks in fiscal 1997, 53 weeks in fiscal 1996). The other factors contributing to the decline in net sales in fiscal 1997 were:

      <diamond> reduced unit sales,
      <diamond>
      <diamond>  the  change  in  the  mix  of products sold between electrical products and mechanical products, and
      <diamond>
      <diamond> a higher level of customer returns  in  the current fiscal year compared to the previous fiscal year.

    While unit sales to the Company's two largest customers increased this year, overall unit sales declined 14.8% in fiscal 1997 compared to unit sales in the previous fiscal year. The majority of the unit sales decline was due to a general decline in customer orders throughout the Company's customer base, while approximately 6% of the decline was due to the loss of two customers. The Company attributes the lower sales in its customer base in part to the current merger and consolidation actively occurring among distributors. These mergers have resulted in closings of distribution centers as newly consolidated entities rationalize necessary facilities and inventory requirements. Vertical integration is also occurring in the automotive aftermarket with warehouse distributors (WD's) purchasing jobber stores. Many jobber stores have closed due to the extreme competition in the aftermarket distribution channels, shrinking the customer base of traditional WD's. Program buying groups, which began as WD membership organizations, focused purely on purchasing power, are now enlarging their mission statements to include marketing and other services. The program groups want to send a consistent message regarding all aspects of vendor services and, therefore, they are promoting broader use of a preferred vendor concept within their group membership. The growth in the preferred vendor concept will lead to larger shifts in sales when a group changes preferred vendor.

    In fiscal 1997, the Company experienced a change in the mix of products sold, in that sales of electrical products declined as a percentage of total units sold compared to the prior year. The average selling price of electrical products is higher than the average selling price of mechanical products. Therefore, the reduction in unit sales of electrical products has a larger adverse impact on net sales than a reduction in unit sales of mechanical products. This product sales mix contributed to a larger dollar decline in net sales than the decline in unit sales. There were no significant changes in the Company's pricing structure during the current fiscal year.

    Customer returns as a percentage of gross sales in fiscal 1997 increased 2.6% relative to fiscal 1996. Customer returns are deducted from gross sales in calculating net sales. The Company's gross sales were $191,312,000, $219,889,000, and $212,820,000 for the fiscal years 1997, 1996 and 1995, respectively. Credits are issued to customers for core returns, warranty returns and stock adjustments. The higher level of customer returns is due to the following factors:

      <diamond> Customer returns for core, warranty and stock adjustments, as a percentage of net sales, naturally increases during periods of declining sales volume, as the returned product relates to the higher sales volume of previous periods.
      <diamond>
      <diamond> The Company believes that  increased  consolidation  and merger activity of distributors resulted in excess customer inventory levels. The Company believes that in order to rectify surplus inventory issues, many distributors returned as much of their excess inventory as permissible within Arrow's policies.

    Fiscal 1996 net sales declined 2.8% from fiscal 1995 net sales of $106,574,000. The decline in net sales in fiscal 1996 (53 weeks) compared to fiscal 1995 (52 weeks) was due to lower unit sales and a higher level of customer returns. Unit sales for fiscal 1996 declined 5.8% from unit sales in fiscal 1995. The Company believes that the impact of consolidations and mergers within the distribution sector of the industry negatively impacted the Company's unit sales and resulted in increased customer returns, similar to that seen in fiscal 1997 and discussed above. The adverse impact on the lower unit sales volume and the high level of customer returns was mitigated somewhat by a favorable mix of products sold and a price increase implemented in fiscal 1996.


GROSS MARGIN

    The gross margin in fiscal 1997 was 15.1%, down from the prior year's gross margin of 20.7%. Fiscal 1997's cost of goods sold includes the $4,000,000 inventory provision and non-recurring period costs of $1,054,000 related to the closure of the California facility.

    Gross  margin  before  the  above  adjustments  would   have   been  20.8%,
approximately the same as the gross margin of fiscal 1996.

    The Company's strategy to improve its gross margin has been to streamline operations and to reduce the break even point. However, lower sales volume and product mix combined to reduce gross margins below management's goals. The higher percentage of mechanical products in the current year's sales mix adversely impacted margins because generally mechanical products have a lower gross margin than electrical products.

    The decline in the gross margin in fiscal 1996 relative to fiscal 1995 was due to several factors, including temporary labor inefficiencies during the effort to consolidate production of four product lines from multiple facilities to a single manufacturing facility. Also, additional costs were incurred due to down time and inefficient output from certain new manufacturing related equipment. During fiscal 1996, customer gains and losses caused significant swings in production requirements resulting in labor inefficiencies and additional overhead expenses. Finally, the Company realized a 13% increase in the cost to provide medical benefits to its employees in fiscal 1996 compared to fiscal 1995, of which approximately 85%, or $445,000, was reported as increased cost of goods sold.



IMPACT OF INFLATION

    The Company follows the LIFO method of determining inventory costs to better match current costs with current revenues. In fiscal 1997, the impact of price changes and operating factors, primarily in reduced spending and improved material sourcing and usage, decreased cost of goods sold by
$1,200,000 compared to fiscal 1996. In fiscal 1996, the impact of price changes and operating factors, primarily improved material sourcing and usage, decreased cost of goods sold from the prior year by $345,000.

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


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses in fiscal 1997 were $21,310,000, or 24.4% of net sales, compared to $21,597,000, or 20.8% of net sales, in fiscal 1996. The current year's selling, general and administrative expenses include $788,000 of non-recurring costs related to the closure of the California plant, consisting primarily of shipping costs to relocate inventory and equipment to the Company's two remaining manufacturing facilities, personnel relocation costs, public relations and legal costs. Also during the current year, the Company accrued $437,000 of additional environmental remediation liabilities as a result of its adoption of Statement of Position No. 96-1, ENVIRONMENTAL REMEDIATION LIABILITIES. Selling, general and administrative expenses, exclusive of these adjustments, would have been $20,085,000 (22.9% of net sales), reflecting a decrease in spending of $1,512,000 compared to fiscal 1996. The increase in selling, general and administrative expenses as a percentage of net sales for fiscal 1997 (exclusive of the aforementioned adjustments) was primarily attributable to the higher proportionate fixed expenses not absorbed during the current period of declining sales volume.

    Selling, general and administrative expenses in fiscal 1996 declined $1.9 million compared to the prior fiscal year. The declines in spending related to lower customer acquisition costs in fiscal 1996 and the effect of cost reduction measures implemented in that year.


INTEREST EXPENSE

    Interest expense in fiscal 1997 of $2,364,000 increased $251,000 or 11.9% over fiscal 1996. Interest expense in fiscal 1996 of $2,113,000 increased $178,000 or 9.2% over fiscal 1995. In fiscal 1997, the increase in interest expense compared to fiscal 1996 is due to higher interest rates on the Company's bank debt. In fiscal 1996, higher borrowing levels and higher interest rates resulted in the additional interest expense compared to interest expense in fiscal 1995.



LIQUIDITY AND CAPITAL RESOURCES

    Cash flow from operations of $2,467,000 increased in 1997 compared to fiscal 1996 which had cash flow from operations of $67,000. Declines in inventories and accounts receivable and an increase in accounts payable and accrued expenses were the primary working capital components contributing to the increase in cash flow. Inventory decreased approximately $6.4 million due to the $4 million inventory provision, as well as a reduction in the level of on-hand inventories required as a result of the consolidation of the California facility's inventory with the Company's remaining manufacturing facilities. Cash flow was also generated from a reduction in accounts receivable of approximately $4 million, which is consistent with the lower sales volume during the current fiscal year. Additional cash was provided by a net increase in accounts payable, cash overdrafts and accrued liabilities of approximately $350,000. The cash requirements created by the closing of the California facility resulted in the Company's lengthening of payment terms with vendors during the current year.

    Cash used for investing activities for fiscal 1997 of $787,000 was used primarily to purchase property, plant and equipment. Capital expenditures were $644,000 in fiscal 1997 compared to $725,000 in fiscal 1996. The Company continues to invest in capital improvements and other long-term assets to enhance operations and maintain the highest standards of overall quality.

    During fiscal 1997, net cash used in financing activities was $2.3 million. The reduction under the revolving line of credit was $1.3 million and repayments of long-term debt and capital lease obligations were $1.4 million.

    In December, 1993, the Company entered into financing agreements ("Prior Credit Agreements") with a commercial bank. The Company's primary lender was joined by a second commercial lender (the "Prior Lenders") in the second quarter of fiscal 1997 to the extent of a one-third participation. The Prior Credit Agreements, at June 28, 1997, consisted of a term loan in the original principal amount of $9 million and a revolving line of credit with a principal amount of up to $20 million. During fiscal 1997, the Company failed to meet certain then existing financial covenants related to earnings and balance sheet ratios in the Prior Credit Agreements. The Prior Lenders subsequently waived these defaults by modifying such covenants in a manner which resulted in compliance by the Company for the periods completed.

    On October 7, 1997, the Company restructured the Prior Credit Agreements via an amendment ("Replacement Credit Agreements") effective as of June 28, 1997. The Replacement Credit Agreements consist of a replacement $7,500,000 term loan and continuation of a $20 million revolving line of credit. The Company's primary lender issued a one-third participation to a financial credit institution (the "Replacement Lenders") to replace the prior participant.

    Under the Replacement Credit Agreements, as in the Prior Credit Agreements, amounts available to the Company under the revolving line of credit are subject to a borrowing base formula based upon certain percentages of the Company's accounts receivable and inventories. The interest rate on amounts outstanding under the line will change depending upon the achieved debt service coverage ratio and can range from the lender's base rate to 1.50% over the lender's base rate, as compared to rates at June 28, 1997 under the Prior Credit Agreements of lender's base rate plus 3%. At June 28, 1997, the Company has classified $13 million of advances outstanding under the line as noncurrent, since it does not intend to reduce its advances under the credit line below this amount during fiscal 1998. The revolving credit loan maturity date is July 31, 2000.

    Similarly, the interest rate on the replacement term loan on a given date can range from 0.25% to 1.75% over the lender's base rate depending upon the achieved debt service coverage ratio. Under the Prior Credit Agreements at June 28, 1997, the Company was paying interest on the term loan equal to the lender's base rate plus 3.25%. The term loan has a maturity date of July 31, 2000. Principal is payable in twelve consecutive quarterly installments of $267,857, except the final payment which shall be equal to the unpaid balance of the term loan of $4,285,716. The outstanding balance of the term loan as of the refinancing date was $4,179,000. The $3,321,000 million incremental cash proceeds of the replacement term loan over the outstanding balance of the prior term loan will be used for working capital purposes, primarily to reduce accounts payable to vendors.

    The balance sheet as of June 28, 1997, reflects the current and long term portion payable under the Replacement Credit Agreements. The Company's obligations under these agreements continue to be secured by substantially all of its assets. The interest rate borne on the revolving line of credit and the term loan at June 28, 1997 was 11.5% and 11.75%, respectively.

    Both the Prior Credit Agreements and the Replacement Credit Agreements contain certain provisions and covenants which, among other things, restrict the amount of future indebtedness, amount of cash dividends and capital expenditures and require the Company to maintain levels of minimum profitability, tangible net worth, debt service coverage and liabilities to worth ratios. Certain of these covenants were modified in the Replacement Credit Agreements.

    The Company believes that based upon its current operating forecast for fiscal 1998, its existing cash balance and cash generated from operations combined with its borrowing ability under its financing agreements, the Company will have sufficient funds to meet its cash requirements for operations and other obligations over the next twelve months.


OUTLOOK

    Arrow's strategy has been to focus on streamlining its operations and reducing operating costs in order to reduce its break-even point. As indicated throughout this management discussion, Arrow has taken great strides to remove excess overhead costs from its operations. Strategic efforts included the following:

      <diamond>  Closure   of    the   California  manufacturing  facility  and
         transferring these operations to the Company's remaining two manufacturing facilities.
      <diamond>
      <diamond>  Consolidation of the production of four product lines  to  one manufacturing facility, changing the previous practice of manufacturing most product lines at all manufacturing facilities.
      <diamond>
      <diamond>  Investment   in  the  expansion  of  the  "warranty  recovery"
         department to enhance the efficiency with which the Company transforms warranty returns to finished good products.

      <diamond> Centralization of certain administrative functions in order to reduce fixed cost per unit produced.
      <diamond>
      <diamond> Investment in winding  equipment  with  which the Company began winding major components for alternators and starters, providing material cost savings by eliminating the need to purchase these parts from outside vendors.
      <diamond>
      <diamond> Development of automated bore reaming process  for master brake cylinders which will improve the quality of the product and lower costs through automation and better material utilization.
<diamond>
      <diamond>  Establishment  of quality  task  forces  focusing  on  quality enhancements which have resulted in several significant improvements over OEM designs and will ultimately favorably impact warranty rates.
<diamond>
<diamond>Through  these  efforts,  the Company has  been  able  to  reduce  its operating costs and thereby reduce its break-even point.
<diamond>
<diamond>The marketplace is changing  in  ways  that  result  in  reduced gross margins. The distribution sector within the marketplace is consolidating. The traditional warehouse distributors ("WD's") are buying jobber stores and becoming more like their retail counterparts in the industry; and the program buying groups, which represent most of the WD channel of distribution, are becoming a more powerful voice for their member warehouses by encouraging the use of a primary vendor. In addition to these changes, retail chains are emerging as major distributors of automotive aftermarket products, making successful inroads into product distribution previously dominated by the traditional WD. The increased competition between retailers and WD's has resulted in lower gross margins at all levels of distribution. Accordingly, all distributors are extremely price sensitive and exert considerable pressure on vendors for competitive pricing.

    In times of change, opportunities exist. Arrow's opportunity lies in its ability to offer a broad line of quality, remanufactured automotive parts, distributed nationwide at reasonable prices. Arrow is not the lowest priced competitor, but is price competitive. Lower-priced competitors generally sacrifice either quality, breadth of coverage or service in order to maintain low price structures. Customers that the Company regains tell Arrow that they came back for those very reasons and that Arrow's product is worth a price premium. With this sales approach, the Company is aggressively pursuing relationships at all levels of distribution, including the traditional market program distribution groups and retail chains.

    The Company is continually studying ways to reduce costs inherent in its structure and better strategically position itself in the marketplace. Arrow will continue to change as necessary to adapt to the evolution of the aftermarket it supplies.


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

    Actual results of the Company may differ from those anticipated in any forward looking statement made by or on behalf of the Company due to the following factors, among other risks and uncertainties affecting the Company's business: the inability to realize the cost savings as estimated in the Company's plan to restructure its operations; lack of availability to the Company of adequate funding sources and cash from operations; reduced product demand and industry over-capacity; a change in product sales mix between electrical or mechanical products; the loss of or a material reduction in orders from either of the Company's two largest customers or other material loss of business; month-to-month volatility in sales volumes or customer returns which can result in additional labor and operating costs; new business acquisition costs, unseasonably mild weather patterns, the impact of inflation, and the various other factors identified in the discussion appearing under the heading "Outlook" above and elsewhere in this report.


                              Page 9 of 83 Pages

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The response to this item is included as part of Item 14 of this report. An index to the financial statements and schedules filed as a part of this report appears on page 18 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    The Company has not reported on Form 8-K any disagreement with its public accountants on any matter of accounting principles or practices or financial statement disclosure.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;


ITEM 11.  EXECUTIVE COMPENSATION;


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT;


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

    Information required under these items has been omitted, as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive proxy statement pursuant to Regulation 14A. The information concerning directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference to the Company's Annual Proxy Statement for its 1997 Annual Meeting of Stockholders.


                              Page 10 of 83 Pages

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.


     (a) 1. FINANCIAL STATEMENTS. The following financial statements of the Company are included in Item 8:

                                                                                    PAGE
                          Report                      of                      Independent  20
Auditors...............................................................................
          Balance      Sheets      -      June      28,     1997     and     June     29,  21
1996................................................
     Statements of Operations - Years ended June 28, 1997, June 29, 1996, and
                                             June                                     24,  22
1995......................................................................................................
     Statements of Changes in Stockholders' Equity - Years ended June 28, 1997
                 June          29,          1996,          and          June          24,  23
1995.......................................................................
     Statements of Cash Flows - Years ended June 28, 1997, June 29, 1996
                               and                        June                        24,  24
1995...............................................................................................
                           Notes                       to                       Financial  25 - 38
Statements................................................................................

          2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules of the Company are included in Item 14(d):

Schedule II - Valuation and Qualifying Accounts         PAGE   39

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

         3. LISTING OF EXHIBITS. A listing of exhibits filed as part of this Form 10-K begins on page 40 hereof.

     (b) The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1997.

      (c) The Company hereby files as a part of this Form 10-K the exhibits listed in Item 14(a)(3) above.

     (d) The Company hereby files as a part of this Form 10-K the financial statements and schedules listed in Items 14(a)(1) and (2) above.

                              Page 11 of 83 Pages

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         ARROW AUTOMOTIVE INDUSTRIES, INC.
                Dated:   October 9, 1997                 By:   /S/ JIM L. OSMENT
                                                         Jim L. Osment, President and
                                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ JIM L. OSMENT                        President, Chief Executive Officer,         October 9, 1997
Jim L. Osment                            (Principal Executive Officer) and Director
/S/ JAMES F. FAGAN                       Executive Vice President, Chief Financial   October 9, 1997
James F. Fagan                           Officer (Principal Financial Officer),
                                         Treasurer and Director
/S/ HARRY A. HOLZWASSER                  Chairman of the Board and Director          October 9, 1997
Harry A. Holzwasser

Mary S. Holzwasser                       Director
/S/ ROBERT A. HOLZWASSER                 Director                                    October 9, 1997
Robert A. Holzwasser
/S/ JOEL D. HOLZWASSER                   Director                                    October 9, 1997
Joel D. Holzwasser
/S/ LAWRENCE M. LEVINSON                 Director                                    October 9, 1997
Lawrence M. Levinson
                                             Director
Winthrop P. Rockefeller
                                             Director
Alan Steinert, Jr.

                                         Director
Marvin Almy
/S/ KATHALEEN M. CARROLL-COELHO          Vice President and Controller               October 9, 1997
Kathaleen M. Carroll-Coelho



                              Page 12 of 83 Pages

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
ARROW AUTOMOTIVE INDUSTRIES, INC.


We have audited the accompanying balance sheets of Arrow Automotive Industries, Inc. (the Company) as of June 28, 1997 and June 29, 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 28, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arrow Automotive Industries, Inc. at June 28, 1997 and June 29, 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 28, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

                                           ERNST & YOUNG LLP

                                           /S/ ERNST & YOUNG LLP

Boston, Massachusetts
September 3, 1997, except
for Notes 1 and 7, as to which the date
is October 8, 1997.


                              Page 13 of 83 Pages

ARROW AUTOMOTIVE INDUSTRIES, INC.

                                BALANCE SHEETS

                                                                         JUNE 28,                      JUNE 29,
                                                                           1997                          1996
ASSETS
Current assets:
       Cash and                                           $             240,291          $             850,537
equivalents...........................................................
       Accounts receivable, less allowance ($542,017 in
          1997 and $524,401 in 1996) for doubtful                    12,538,853                     16,468,224
accounts............
                                                                     30,920,184                     37,312,671
Inventories...........................................................................
       Deferred income                                                                                 543,000
taxes.........................................................
       Refundable income                                              1,140,000                        675,000
taxes.....................................................
       Other current                                                        565,746                       563,346
assets.............................................................
               Total current                                         45,405,074                     56,412,778
assets......................................................
Property, plant and equipment:
                                                                        952,087                        952,087
Land....................................................................................
        Buildings and building                                       15,185,937                     15,780,776
improvements..................................
        Leasehold                                                       246,441                        247,670
improvements....................................................
        Machinery and                                                17,604,681                     18,746,723
equipment...................................................
                                                                     33,989,146                     35,727,256
         Less allowances for depreciation and                        22,362,518                      22,912,356
amortization.............
            Net property, plant and                                  11,626,628                     12,814,900
equipment...................................
Other                                                                    2,300,956                     2,500,718
assets................................................................................
                                                          $          59,332,658          $          71,728,396
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Cash                                             $             764,113          $           1,260,165
overdraft....................................................................
         Current portion of advances under
            revolving line of                                         3,836,680                      5,104,715
credit.....................................................
         Trade accounts                                               8,523,743                      6,647,237
payable.....................................................
         Accrued                                                      4,864,374                      5,637,422
expenses..............................................................
         Current portion of long-term                                    1,166,111                     1,385,672
debt........................................
               Total current liabilities                             19,155,021                     20,035,211
Long-term debt, net of current                                       16,819,166                     17,969,339
portion.........................................
Other noncurrent                                                      3,315,105                      2,428,226
liabilities...........................................................
Stockholders' equity
         Preferred stock, par value $.01 per
            share--authorized 1,000,000 shares, none issued
         Common stock, par value $.10 per
            share--authorized 5,000,000 shares,
            issued 2,968,870 in 1997 and                                296,887                        296,887
1996.................................
         Capital in excess of par                                     7,428,586                      7,428,586
value............................................
         Retained                                                      13,022,570                     24,019,471
earnings..............................................................
                                                                     20,748,043                     31,744,944
          Less cost of common stock in treasury
             (95,787 shares in 1997 and                                 449,324                        449,324
1996)..................................
          Less minimum pension                                          255,353
liability..........................................
               Total stockholders'                                   20,043,366                     31,295,620
equity.............................................
                                                          $            59,332,658        $            71,728,396

   The accompanying notes are an integral part of the financial statements.

                              Page 14 of 83 Pages

ARROW AUTOMOTIVE INDUSTRIES, INC.

                           STATEMENTS OF OPERATIONS

                                                                                 FISCAL YEAR ENDED
                                                  JUNE 28,                    JUNE 29,                       JUNE 24,
                                                   1997                         1996                           1995
                                                (52 WEEKS)                   (53 WEEKS)                    (52 WEEKS)
Net                                $         87,501,307         $        103,602,534         $          106,574,023
sales........................................
Cost and expenses:
           Cost       of       products      74,320,940                   82,161,642                     81,482,460
sold....................
    Selling, administrative
                                    and      21,309,855                   21,597,047                     23,504,545
general................................
                                              2,364,413                    2,112,887                      1,934,722
Interest.........................................
                          Restructuring       1,100,000
charge.....................
                                             99,095,208                  105,871,576                    106,921,727
 Loss before income taxes............        (11,593,901)                (2,269,042)                      (347,704)
        Benefit        for       income       (597,000)                     (825,000)                     (103,000)
taxes.................
Net                                $         (10,996,901)       $        (1,444,042)         $            (244,704)
loss.........................................
Net               loss              per             $  (3.83)   $                  $ (.50)  $                           $  (.09)
share..........................













   The accompanying notes are an integral part of the financial statements.

                              Page 15 of 83 Pages

ARROW AUTOMOTIVE INDUSTRIES, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                     CAPITAL IN                                                  MINIMUM
                                 COMMON              EXCESS OF             RETAINED          TREASURY             PENSION
                                  Stock              Par Value            Earnings            Stock              Liability
Balance      at     June     25, $  296,767    $      7,418,004    $      25,708,217   $       449,248
1994............
Income tax benefit
  resulting from disqualifying
  disposition of shares under
           stock          option                        3,920
plans.............
Purchase of treasury stock..                                                                                76
Exercise of stock options  ...         120              6,330
Net       loss      for      the                                          (244,704)
year.............
Balance at June 24,1995.....        296,887            7,428,254          25,463,513           449,324
Income tax benefit
  resulting from disqualifying
  disposition of shares under
           stock          option                          332
plans.............
Net       loss      for      the                                          (1,444,042)
year............
Balance at June 29,1996...         296,887            7,428,586           24,019,471           449,324
Minimum pension
                       liability                                                                           $     255,353
adjustment.............
Net       loss      for      the                                          (10,996,901)
year............
 Balance at June 28,1997.... $     296,887     $      7,428,586    $      13,022,570   $       449,324     $     255,353











   The accompanying notes are an integral part of the financial statements.

                              Page 16 of 83 Pages

ARROW AUTOMOTIVE INDUSTRIES, INC.

                           STATEMENTS OF CASH FLOWS

                                                            FISCAL YEAR ENDED
                                                      JUNE 28,                  JUNE 29,                JUNE 24,
                                                        1997                      1996                     1995
                                                   (52 WEEKS)                (53 WEEKS)               (52 WEEKS)
Operating activities
                                             Net $  (10,996,901)     $        (1,444,042)      $       (244,704)
loss..........................................................
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
                  Depreciation               and    1,170,068                 1,373,132                1,411,722
amortization......................
    Provision  for environmental
                                     remediation     436,700
costs......................................
            Deferred         income        taxes     543,000                  (399,000)                144,000
(credits).....................
                                   Restructuring    1,100,000
charge.....................................
    Cash payments relating to the restructuring
                                                    (475,000)
charge.......................................................
             Provision          for          bad      22,754                   109,840                  41,376
debts..................................
(Increase) decrease in assets:
                                        Accounts    3,906,617                 (4,042,418)              3,084,405
receivable......................................
                                                    6,392,487                 (1,004,810)              1,125,159
Inventories....................................................
                 Refundable               income    (465,000)                 (57,477)                 (567,523)
taxes..............................
                   Other                 current      29,897                   595,634                  31,402
assets......................................
Increase (decrease) in liabilities:
  Accounts payable, accrued
          expenses     and     other     current     352,052                  4,229,577                (1,261,460)
liabilities...........
                   Income                  taxes                                                       (961,842)
payable.....................................
                Accrued               retirement     450,179                   706,359                  68,580
benefits............................
Cash provided by
                                       operating    2,466,853                   66,795                 2,871,115
activities..........................................
Investing activities
                    Purchase                  of    (644,119)                 (724,744)                (2,551,563)
equipment..................................
  Increase in net cash
      surrender   value   of    life   insurance    (278,709)                 (268,296)                (139,599)
policies......
                                                     135,737                    34,735                  84,898
Other..............................................................
Cash          used         for         investing    (787,091)                 (958,305)                (2,606,264)
activities......................
Financing activities
(Decrease) increase in
      advances   under    revolving    line   of    (1,268,035)               2,374,740                1,410,529
credit.........
  Repayments of long-
        term     debt    and    capital    lease    (1,369,735)               (1,386,035)              (1,377,984)
obligations.........
       Proceeds     from     life      insurance     347,762
loans.................
  Proceeds from exercise of
       stock    options    and    related    tax                                   332                  10,370
benefits...........
          Purchase          of          treasury                                                          (76)
stock.............................
Cash (used in) provided by financing activities.    (2,290,008)                989,037                  42,839
(Decrease) increase in cash and equivalent.....     (610,246)                   97,527                 307,690
Cash and equivalents at beginning of year.....       850,537                   753,010                 445,320
Cash     and     equivalents     at    end    of $   240,291         $         850,537         $       753,010
year...............

   The accompanying notes are an integral part of the financial statements.

                              Page 17 of 83 Pages

ARROW AUTOMOTIVE INDUSTRIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. MANAGEMENT'S PLAN AND SUBSEQUENT EVENT


    Over the last two fiscal years, in response to continuing losses from operations, Arrow Automotive Industries, Inc. (the
"Company" or "Arrow") has restructured and streamlined its organization to better compete in a changing automotive aftermarket. The Company's restructuring plan included the closing of its Santa Maria, California production facility in December, 1996. The manufacturing operations formerly conducted at that facility were transferred to the Company's two remaining manufacturing facilities. As a result of this consolidation, the Company incurred a $1.1 million restructuring charge in fiscal 1997, consisting of $413,000 of employee termination benefits and $687,000 relating to the facility closing. The Company also incurred $1.8 million in non-recurring period costs related to the consolidation of the production operations from three to two manufacturing facilities. The streamlining of the Company's operations during the last two years also included the consolidation of production of four product lines from multiple facilities to a single manufacturing facility, as well as the centralization of certain administrative functions.

    The Company's strategy to improve its operating results has been to streamline operations and to reduce the break even point. The Company is continually studying ways to reduce costs inherent in its structure and better strategically position itself in the marketplace. In addition, the Company's sales and marketing personnel have developed several programs intended to increase the sales of the Company's products. These include installer incentives to pull the product through the distribution channel to end users. The Company has also implemented aggressive and focused efforts throughout its sales organization to pursue prospective customers.

    On October 7, 1997, the Company restructured the Company's existing credit agreements via an amendment effective as of June 28, 1997. The new credit agreements consist of a replacement $7,500,000 term loan and continuation of a $20 million revolving line of credit. The incremental cash proceeds of $3,321,000 from the new term loan over the outstanding balance of the previous term loan will be used for working capital purposes. The new credit agreements will provide lower interest rates than the existing credit agreements.

The Company's fiscal 1998 operating plan contemplates an improvement over the fiscal 1997 operating results. Managament believes, that based on the 1998 operating plan and the availability under its new credit line, the Company will have sufficient cash to support operations and remain in compliance with the financial covenants of its new credit agreements.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The principal accounting policies of the Company are as follows:

    FISCAL YEAR: The Company's fiscal year ends on the last Saturday of June. Fiscal years 1997 and 1995 contained 52 weeks and fiscal year 1996 contained 53 weeks. The number of weeks in fiscal quarters varies from twelve to fourteen.

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





                              Page 18 of 83 Pages

ARROW AUTOMOTIVE INDUSTRIES, INC.

                   NOTES TO FINANCIAL STATEMENTS - Continued

    PROPERTY, PLANT AND EQUIPMENT:: Property, plant and equipment is recorded on the basis of cost or, in the case of leased assets under certain capital leases (see Note 10), at the present value of future lease payments.
Depreciation and amortization of plant and equipment are provided on a straight-line basis, based upon the following estimated useful lives of the assets:

            Buildings and building improvements                10-33 years
            Leasehold improvements                               2-5 years
            Machinery and equipment                             2-10 years

    The  Company  eliminates  from  its  accounts   the  cost  and  accumulated
depreciation of the assets when they are retired, sold or abandoned. Gains and losses are reflected in the statements of operations.

    INCOME TAXES: Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. The amounts deductible in determining income taxes may exceed amounts charged to income as a result of tax deductions arising from disqualifying dispositions of stock acquired under the Company's qualified stock option plans. Any reduction in income taxes as a result of these differences is credited to capital in excess of par value.

    EARNINGS (LOSS) PER SHARE: Earnings (loss) per share is computed based upon the weighted average number of common shares outstanding during each year, plus the dilutive effect, if any, of the assumed exercise of outstanding stock options. Weighted average shares used in the calculation of earnings (loss) per share were 2,873,083 for 1997 and 1996 and 2,872,309 for 1995.

    STOCK BASED COMPENSATION: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 123 encourages, but does not require, companies to record the compensation cost for stock-based employee compensation plans at fair value. The Company has elected to
continue   accounting   for   stock-based  compensation  under  the  Accounting
Principles Board Opinion No. 25 (APB 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, as permitted by SFAS 123. This allows the Company to continue to account for stock-based compensation plans using the intrinsic value method, and to disclose the pro forma effects on net income and earnings per share had the fair value of options been expensed. Under the provisions of APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

    Accordingly, no compensation expense has been recognized for options issued under the Company's Incentive Stock Option Plan. No grants were issued under the Incentive Stock Option Plan for the years ended June 28, 1997 and June 29, 1996. The effect of applying SFAS 123 to the Company's stock-based awards on a pro forma basis was not material.

    IMPAIRMENT OF LONG-LIVED ASSETS: In fiscal 1997, the Company adopted Statement of Financial Account Standards No. 121 (SFAS 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated fair value of those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. As a result of the operating loss sustained in 1997, the Company evaluated the recoverability of its long-lived assets, principally plant and equipment. The Company's analysis, consisting principally of independent appraisals, indicates that there was no impairment in the carrying amount of these assets.

    CASH EQUIVALENTS: The Company considers all highly liquid investments with a maturity of three months or less at the date acquired to be cash equivalents.

ARROW AUTOMOTIVE INDUSTRIES, INC.

    RECLASSIFICATION:   Certain  amounts  reported  in  prior  years  have been
reclassified to conform to the 1997 presentation.

    CONCENTRATION OF CREDIT RISK: The Company sells its products nationwide, primarily to warehouse distributors and to a lesser extent, to retailers and original equipment manufacturers. The Company performs ongoing credit evaluations of its customers and when appropriate registers UCC filings to provide a security interest in its customers' inventory. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. In fiscal 1997, sales to the Company's two largest customers represented 24% and 13%, respectively, of net sales and no other customer accounted for more than 10% of net sales.

    IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  STANDARDS:   In October 1996, the
American Institute of Certified Public Accountants issued Statement of Position 96-1, ENVIRONMENTAL REMEDIATION LIABILITIES, (SOP 96-1) which provides new guidance with respect to the accrual of environmental remediation costs. The SOP provides benchmarks to aid in the determination of when environmental remediation liabilities should be recognized and specific guidance as to how they should be measured. The Company adopted SOP 96-1 as of June 28, 1997, which resulted in a pretax charge of $437,000 ($.15 per share) which is included in the results from operations.

    In February 1997, the Financial Accounting Standards Board issued Statement
No. 128, EARNINGS  PER  SHARE  (SFAS  128).   This  new  standard requires dual
presentation of basic and diluted earnings per share (EPS) in the face of the statement of income and requires reconciliation of the numerators and the
denominators of the basic and diluted EPS calculations.   This statement will be
effective for the second quarter of the Company's fiscal year ended June, 1998. The Company has not yet quantified the effect of the adoption of SFAS 128 on its earnings per share of common stock.

    In June 1997, the FASB issued Statement No. 130, REPORTING COMPREHENSIVE INCOME, (SFAS 130), and Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS 131). SFAS 130 established standards for reporting and displaying comprehensive income and its components. SFAS 131 establishes standards for the manner by which public companies report information about operating segments in financial statements. The requirements to report information about major customers remains consistent with SFAS 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. SFAS 130 and 131 are effective for the Company in fiscal 1998. The Company does not believe the adoption of these Statements will have a material effect on the Company's financial statements.

NOTE 3.  INVENTORIES

    Inventories consist of the following:

                                                               1997                    1996
 Stated at cost on first-in, first out  (FIFO) method
 (which approximates replacement cost):

Finished goods........................................$    10,507,186          $          11,522,643
Work in process and materials.........................     25,649,998                     32,260,028
                                                           36,157,184                     43,782,671
Less reserve required to state inventory on the
last-in, first-out (LIFO) method......................     (5,237,000)                    (6,470,000)
                                                      $    30,920,184          $           37,312,671

                              Page 19 of 83 Pages

ARROW AUTOMOTIVE INDUSTRIES, INC.

                   NOTES TO FINANCIAL STATEMENTS - Continued

    The Company continually reviews the net realizable value of its inventory. The Company's review in the third quarter of fiscal 1997 identified certain inventory items for which quantities on hand exceeded forecasted needs. The combined effect on the Company's inventory requirements due to the reduced unit sales in fiscal 1997 and the consolidation of manufacturing facilities and product lines resulted in excess inventory levels. As a result, the Company recorded a charge in the third quarter of $4,000,000 to write down certain inventories to net realizable value.


NOTE 4.  CASH MANAGEMENT SYSTEM

    Daily, under the Company's cash management system, the bank notifies the Company of checks presented for payment against imprest operating accounts. The Company transfers funds from available lines of credit, to cover the checks presented for payment. The Company reflects a book cash overdraft as a result of the checks outstanding.

    The cash (overdraft) balance consists of the following:

                                                                      1997                      1996
Bank                                                   $             13,398          $             30,591
balance.......................................................................
Less outstanding                                                  (777,511)                   (1,290,756)
checks......................................................
                                                       $          (764,113)          $        (1,260,165)

NOTE 5.  ACCRUED EXPENSES

Accrued expenses consist of the
following:
                                                                        1997                          1996
Compensation and taxes withheld
                                                        $          2,489,180         $           3,358,507
therefrom............................................................................
Promotional                                                          833,319                       629,246
allowances........................................................
Other....................................................................................  1,541,875  1,649,669
                                                        $          4,864,374         $           5,637,422


NOTE 6.  ENVIRONMENTAL

    In fiscal 1997, the Company adopted Statement of Position No. 96-1 ENVIRONMENTAL REMEDIATION LIABILITIES (SOP 96-1) which provided new guidance for the accrual of environmental remediation costs. The SOP provides benchmarks to aid in the determination of when environmental remediation liabilities should be recognized and specific guidance as to how they should be measured. The adoption of SOP 96-1 resulted in a pretax charge to operations of $437,000 in fiscal 1997.

    The Company is in various stages of investigation or remediation at five separate sites where contamination has been alleged. The total accrual for environmental remediation liability as of June 28, 1997 is $509,000, which includes the $437,000 impact of SOP 96-1. Of this total liability, $392,000 relates to a manufacturing facility formerly occupied by the Company in Hudson, Massachusetts. Testing at the site has indicated the presence of relatively high levels of volatile organic compounds in both the soil and ground water. A ground-water treatment system has been installed at this site pursuant to the direction of the


ARROW AUTOMOTIVE INDUSTRIES, INC.

                   NOTES TO FINANCIAL STATEMENTS - Continued

Massachusetts Department of Environmental Protection ("DEP"). In addition to the ground water treatment, treatment or removal of contaminated soil may also be required.

    The balance of the accrual for environmental remediation liability relates to two sites identified by the Environmental Protection Agency and state regulatory agencies for cleanup under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state statutes with respect to which the Company has been named as a potentially responsible party. The environmental investigations at these sites are on-going, but based on information available to date the Company does not believe its liability with respect to either site will be material.

NOTE 7.  LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:
                                                                     1997                          1996
Term                                                $          4,821,429         $          6,107,143
loans.......................................................................
Noncurrent portion of advances under
 revolving line of credit                                      13,000,000                   13,000,000
Other................................................................................  163,848  247,868
                                                               17,985,277                   19,355,011
Less                                              current      (1,166,111)                  (1,385,672)
portion..........................................................
                                                    $          16,819,166        $          17,969,339


    Maturities of amounts classified as long-term debt are as follows: 1999-- $1,115,255; 2000--$1,090,603; 2001--$14,611,882; 2002--$1,426.

    Interest paid amounted to $2,367,367 during 1997, $2,034,098 during 1996 and $1,960,718 during 1995.

    In December, 1993, the Company entered into financing agreements ("Prior Credit Agreements") with a commercial bank. The Company's primary lender was joined by a second commercial lender (the "Prior Lenders") in the second quarter of fiscal 1997 to the extent of a one-third participation. The Prior Credit Agreements, at June 28, 1997, consisted of a term loan in the original principal amount of $9 million and a revolving line of credit with a principal amount of up to $20 million. During fiscal 1997, the Company failed to meet certain then existing financial covenants related to earnings and balance sheet ratios in the Prior Credit Agreements. The Prior Lenders subsequently waived these defaults by modifying such covenants in a manner which resulted in compliance by the Company for the periods completed.

    On October 7, 1997, the Company restructured the Prior Credit Agreements via an amendment ("Replacement Credit Agreements") effective as of June 28, 1997. The Replacement Credit Agreements consist of a replacement $7,500,000 term loan and continuation of a $20 million revolving line of credit. The Company's primary lender issued a one-third participation to a financial credit institution (the "Replacement Lenders") to replace the prior participant.

    Under the Replacement Credit Agreements, as in the Prior Credit Agreements, amounts available to the Company under the revolving line of credit are subject to a borrowing base formula based upon certain percentages of the Company's accounts receivable and inventories. The interest rate on amounts outstanding under the line will change depending upon the achieved debt service coverage ratio and can


ARROW AUTOMOTIVE INDUSTRIES, INC.

                   NOTES TO FINANCIAL STATEMENTS - Continued

range from the lender's base rate to 1.50% over the lender's base rate, as compared to rates at June 28, 1997 under the Prior Credit Agreements of lender's base rate plus 3%. At June 28, 1997, the Company has classified $13 million of advances outstanding under the line as noncurrent, since it does not intend to reduce its advances under the credit line below this amount during fiscal 1998. The revolving credit loan maturity date is July 31, 2000.

    Similarly, the interest rate on the replacement term loan on a given date can range from 0.25% to 1.75% over the lender's base rate depending upon the achieved debt service coverage ratio. Under the Prior Credit Agreements at June 28, 1997, the Company was paying interest on the term loan equal to the lender's base rate plus 3.25%. The term loan has a maturity date of July 31, 2000. Principal is payable in twelve consecutive quarterly installments of $267,857, except the final payment which shall be equal to the unpaid balance of the term loan. The outstanding balance of the term loan as of the refinancing date was $4,179,000. The $3,321,000 incremental cash proceeds of the replacement term loan over the outstanding balance of the prior term loan will be used for working capital purposes, primarily to reduce accounts payable to vendors.

    The balance sheet as of June 28, 1997, reflects the current  and  long term portion payable under the Replacement Credit Agreements. The Company's obligations under these agreements continue to be secured by substantially all of its assets. The interest rate borne on the revolving line of credit and the term loan at June 28, 1997 was 11.5% and 11.75%, respectively.

    Both the Prior Credit Agreements and the Replacement Credit Agreements contain certain provisions and covenants which, among other things, restrict the amount of future indebtedness, amount of cash dividends and capital
expenditures   and   require  the  Company  to  maintain  levels   of   minimum
profitability, tangible net worth, debt service coverage and liabilities to worth ratios. Certain of these covenants were modified in the Replacement Credit Agreements.

    At June 28, 1997, the Company had $505,622 of outstanding letters of credit.

NOTE 8.  PREFERRED STOCK

    The Board of Directors has the authority to issue Preferred Stock in one or more series, and to fix the dividend, redemption, liquidation, conversion and voting rights associated with each such series.

NOTE 9.  STOCK OPTIONS

    Effective as of December 21, 1992, the Company adopted the 1993 Incentive Stock Option Plan. The 1993 Plan provides for grants of options to key employees to purchase up to 200,000 shares of common stock of the Company. Options under the 1993 Plan may be granted during a period of ten years beginning December 21, 1992, and are exercisable ratably over a period of five years from date of grant and expire on the sixth anniversary of the date of grant.

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




                              Page 20 of 83 Pages

ARROW AUTOMOTIVE INDUSTRIES, INC.

                   NOTES TO FINANCIAL STATEMENTS - Continued


    Information with respect to incentive stock options outstanding is as follows:

                                              OPTIONS OUTSTANDING
                                     NUMBER                    WEIGHTED-AVERAGE
     RANGE OF                     OUTSTANDING                         REMAINING              WEIGHTED-AVERAGE
EXERCISE PRICES                    AT 6/28/97                    CONTRACTUAL LIFE               EXERCISE PRICE
$6.625                           89,000                       7 months                            $6.625
$6.125                            5,000                       7 months                            $6.125
$6.125 - $6.625                  94,000                       7 months                            $6.600

    A summary of the status of the Incentive Stock Option Plan as of June 28, 1997, June 29, 1996 and June 24, 1995, and changes during the years ending on those dates is presented below:

                                          1997                              1996                                 1995
                                           WEIGHTED AVERAGE                  WEIGHTED AVERAGE                  WEIGHTED AVERAGE
                          NUMBER           EXERCISE         NUMBER           EXERCISE         NUMBER           EXERCISE
                            OF             PRICE              OF             PRICE              OF             PRICE
                           SHARES                            SHARES                            SHARES
Outstanding at
  beginning of
                           121,500          $6.693           121,500          $6.693           128,700          $6.666
year.....................
Options cancelled
  or expired............   (27,500)         $7.010                                             (6,000)          $6.417
Options exercised                                                                              (1,200)          $5.375
Outstanding
  at year end...........   94,000           $6.600           121,500          $6.693           121,500          $6.693
Exercisable
  at year end...........   94,000                              99,200                          76,900
Available for
  future grant..........   110,000                             87,500                          87,500

    At June 28, 1997, 204,000 shares of Common Stock were reserved for issuance under the Company's stock option plans

NOTE 10.  LEASES

    Property, plant and equipment includes the following amounts for leases of manufacturing facilities that have been capitalized:

                                                                      1997                              1996
Building, building improvements
                and               machinery               and $      443,308          $             446,308
equipment...............................................
Less                                              accumulated      (288,487)                       (217,949)
amortization................................................
                                                        $            154,821          $             228,359

                              Page 21 of 83 Pages

ARROW AUTOMOTIVE INDUSTRIES, INC.

                   NOTES TO FINANCIAL STATEMENTS - Continued


    Lease amortization is included in depreciation expense and amounted to $70,680 in 1997, $69,320 in 1996 and $72,643 in 1995. During 1996 and 1995,
the Company acquired $103,371 and $10,888 respectively, of equipment under capital lease arrangements. No equipment was acquired under capital lease arrangements in 1997.

    The future minimum rental commitments as of June 28, 1997 for all noncancelable operating leases are as follows:

                                                                                         TRUCKS AND
                                                TOTAL            REAL ESTATE                 TRAILERS
1998............................................. $835,569        $331,741       $         503,828
1999.............................................  610,958         107,130                 503,828
2000.............................................  567,036          63,208                 503,828
2001.............................................  558,353          54,525                 503,828
2002.............................................  364,656          23,000                 341,656
Thereafter.........................................  654,020                               654,020
                                  $       3,590,592      $         579,604       $        3,010,988

    Total rental expense for all operating leases was:

                                               1997                   1996                      1995
Minimum Rental                      $       1,262,284      $        1,322,209      $        1,309,206
Contingent Rentals                          595,715                 616,760                 592,707
Less: Sublease Rental                       (130,780)               (113,710)               (114,629)
                                    $       1,727,219      $        1,825,259      $        1,787,284

     The contingent rentals are based on additional truck miles driven over a specified minimum.

                       NOTE 11.  EMPLOYEE BENEFIT PLANS

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

                              Page 22 of 83 Pages

ARROW AUTOMOTIVE INDUSTRIES, INC.

                   NOTES TO FINANCIAL STATEMENTS - Continued


    The assets of the Hourly Plan are primarily shares of mutual funds holding stocks, bonds and cash. A financial institution is the investment manager of these plan assets.

    The Company maintains Supplemental Benefit Agreements (Supplemental Agreements) which provide retirement and death benefits to certain executive officers and their beneficiaries. The annual benefit is equal to a percentage of the executive's average final salary. The benefits will be funded by the proceeds of certain life insurance policies purchased by the Company on the lives of these executives. The Company is the beneficiary under these life insurance policies. The Company's obligations under the Supplemental Agreements are limited in all events to an amount not greater than the benefits available to the Company under these life insurance policies, less the aggregate net outlay by the Company on such policies. As of June 28, 1997 and June 29, 1996, the accrued pension cost of the Supplemental Benefit Agreements totaled $1,581,932 and $1,418,167 respectively.

    The following table sets forth the Hourly Plan and the Supplemental Agreements (Plans) funded status and amounts recognized in the Company's balance sheet at June 28, 1997 and June 29, 1996 (in thousands):

                                                                       PLANS IN WHICH ACCUMULATED BENEFITS
                                                                                          EXCEED ASSETS
                                                                         1997                             1996

Actuarial present value of benefit obligations:
   Accumulated benefit obligations,
    including vested benefits of $6,283
           in        1997       and       $5,531       in  $          (6,926)          $               (6,081)
1996..........................................
          Recognition       of       future        salary               (309)                            (349)
increases..........................
   Projected benefit obligation for
               service             rendered            to             (7,235)                          (6,430)
date..............................................
            Plan          assets          at         fair               5,479                            4,602
value...............................................
   Projected benefit obligation in excess
                           of                        plan             (1,756)                          (1,828)
assets..............................................................
                   Unrecognized                transition               (585)                            (650)
asset.......................................
                      Unrecognized                    net                 554                              382
loss..................................................
             Unrecognized          prior          service                 479                              517
cost....................................
         Adjustment        to        record       minimum               (734)                            (531)
liability.........................
   Accrued pension cost included in the
                                                  balance  $          (2,042)          $               (2,110)
sheet..............................................................

                              Page 23 of 83 Pages

ARROW AUTOMOTIVE INDUSTRIES, INC.

                   NOTES TO FINANCIAL STATEMENTS - Continued


    Net pension expense includes the following components (in thousands):

                                                       1997                1996               1995
Service    cost--benefits    earned    during    the $  312       $        259        $       237
period............
Interest      cost      on     projected     benefit   562                 490                434
obligation..................
Return                    on                    plan   (571)               (441)              (412)
assets...................................................
Deferred                  asset                 gain   182                 95                  78
(loss)...............................................
Amortization              of              transition   (65)                (65)               (65)
asset.....................................
Amortization        of        unrecognized       net   15                  (3)                (22)
gain..........................
Amortization    of    unrecognized   prior   service   38                  37                   23
costs..........
Total pension expense                          $       473        $        372        $        273

    In accordance with Statement of Financial Accounting Standards No. 87, EMPLOYERS ACCOUNTING FOR PENSION, (FAS87) the Company has recorded an additional minimum liability representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligations, in which case the increase in the liabilities is charged directly to stockholders' equity. At June 28, 1997, $255,353 of the excess minimum liability resulted in a charge to equity.

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

    The Company maintains The Arrow Automotive Industries, Inc. Salaried and Clerical Employees' Profit Sharing Plan (Profit Sharing Plan) for substantially all clerical and salaried employees. Under the terms of the Profit Sharing Plan, the amount of the Company's contribution is determined at the sole discretion of the Board of Directors. There were no amounts charged to operations under the Plan in 1997, 1996 and 1995.

                              Page 24 of 83 Pages

ARROW AUTOMOTIVE INDUSTRIES, INC.

                   NOTES TO FINANCIAL STATEMENTS - Continued

The Company also maintains The Arrow Automotive Industries, Inc. 401(K) Plan for all employees. The cost of providing matching contributions for the year ended June 28, 1997 and June 29, 1996 was $61,612 and $45,314, respectively.

    The Company provides for the continuation of health care and life insurance benefits upon retirement for certain of its active and retired employees. In accordance with the Statement of Financial Accounting Standards No. 106 EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (FAS
106), the Company elected to recognize the FAS 106 liability of $2.4 million on a prospective basis to be amortized over 20 years as a part of the future annual postretirement benefit cost. The following represents the unfunded accumulated postretirement benefit obligation reconciled with amounts recognized in the Company's balance sheet at June 28, 1997 and June 29, 1996 (in thousands):


                                                                          1997                       1996
Accumulated postretirement benefit obligation:
                                                              $          (1,397)        $            (1,602)
Retirees..............................................................................................
            Fully           eligible           active          plan      (140)                       (220)
participants...................................................
                  Other                 active                 plan      (292)                       (353)
participants.............................................................
Accumulated                  postretirement                 benefit      (1,829)                    (2,175)
obligation......................................
Unrecognized                                             transition      1,927                       2,048
obligation........................................................
Unrecognized                                                    net      (610)                       (316)
gain..........................................................................
Accrued                    postretirement                   benefit $    (512)          $            (443)
cost......................................................


    Net periodic postretirement benefit cost includes the following components (in thousands):

                                                                  1997             1996              1995
Service cost--benefits earned during
                                                          the $   22       $        19       $        20
period...................................................................................
Interest cost on projected benefit
                                                                 142               168               156
obligation....................................................................................
Amortization of transition
                obligation               over              20    121               121               121
years..............................................................
Amortization                  of                 unrecognized    (30)              (7)               (18)
gain................................................
Net periodic postretirement
                                                      benefit $  255       $       301       $       279
cost.................................................................................


    The cost of covered health care benefits was assumed to increase 8.5% for retirees less than 65 years old and 6.0% for retirees 65 years and older for fiscal 1997. These rates are assumed to decrease incrementally to 5.5% in 2001 and remain at that level thereafter. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8%.





ARROW AUTOMOTIVE INDUSTRIES, INC.

                   NOTES TO FINANCIAL STATEMENTS - Continued

    An increase of 1% in the assumed medical trend rates would result in an increase to the accumulated postretirement benefit obligation of $501,000 at June 29, 1996 and a 1997 net periodic postretirement benefit cost of $295,000.

    The Company maintains a severance pay plan for its clerical and salaried employees. The Company's obligation for these postemployment benefits as of June 28, 1997 is not material.


NOTE 12.  INCOME TAXES

    The (benefit) provision for income taxes consists of the following:

                                                            1997                        1996                     1995
Current:
                                            $        (1,140,000)      $          (426,000)       $          (225,000)
Federal.............................................................
  State                                                                                                     (22,000)
Deferred.............................................................  543,000  (399,000)                    144,000
                                            $        (597,000)        $          (825,000)       $          (103,000)

    The  Company  recorded  a current income tax benefit which will be realized
with  the  carryback  of the 1997  net  operating  loss.   Net  operating  loss
carryforwards can be carried forward to fiscal year 2012.

    A reconciliation of the statutory federal income tax rate to the annual effective income tax rate follows:

                                                               1997                  1996                 1995
Income       tax       (benefit)      at      statutory    (34.0)%               (34.0)%              (34.0)%
rate...............................
Valuation         allowance         on        temporary     16.5
differences.................
      Tax      loss     with     no     current     tax     12.0
benefit................................
Nondeductible portion of
            travel           and          entertainment      0.2                  0.2                   4.4
expenses................................
State income tax
        benefit,      net      of      federal      tax                          (2.6)
benefit...................................
Other..............................................................................  (0.2)
                                                            (5.5)%               (36.4)%              (29.6)%






                              Page 25 of 83 Pages

ARROW AUTOMOTIVE INDUSTRIES, INC.

                   NOTES TO FINANCIAL STATEMENTS - Continued


    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 28, 1997 and June 29, 1996 are as follows:


                                                                    1997                         1996
Deferred tax assets:
                                                    $          2,880,000         $          1,543,000
Inventory.........................................................................
               Net             operating             loss      1,744,000
carryforwards.....................................
                     Accrued                   retirement        680,000                      653,000
benefits............................................
                      Accrued                     medical        229,000                      376,000
benefits................................................
                                                 Accounts        217,000                      210,000
receivable.......................................................
                                                                 493,000                      161,000
Other..............................................................................
Total deferred tax asset                                       6,243,000                    2,943,000
Deferred tax liabilities:
                                                 Book/tax      2,386,000                    2,296,000
depreciation.....................................................
                                                                 104,000                      104,000
Other..............................................................................
Total deferred tax liabilities                                 2,490,000                    2,400,000
Net deferred tax asset before
                                                valuation      3,753,000                      543,000
reserve............................................................
Valuation                                                      (3,753,000)
reserve..............................................................
Net                      deferred                     tax $            0         $            543,000
asset......................................................


    Income taxes paid (refunded) amounted to $(678,193) during 1997, $(645,554) during 1996, and $1,365,465 during 1995.





                              Page 26 of 83 Pages

ARROW AUTOMOTIVE INDUSTRIES, INC.

                   NOTES TO FINANCIAL STATEMENTS - Continued

NOTE 13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                   Fiscal Quarter 1997
                                         1ST                       2ND                     3RD                      4TH
                                                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net                        $            24,481        $           21,230         $          22,481        $         19,309
sales............................
Gross                                    5,454                     4,211                      (36)                   3,551
margin.....................
Net                                      (584)                   (1,019)                   (6,120)                 (3,274)
loss.............................
Net loss  per
                           $               (.20)      $              (.35)       $           (2.13)       $          (1.15)
share...............................
Weighted average
  shares outstanding...........          2,873                     2,873                     2,873                   2,873


                                                                               FISCAL QUARTER 1996
                                              1ST                        2ND                     3RD                    4TH
                                          (14 wks)                    (13 wks)                (13 wks)                (13 wks)
                                                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net                        $           29,137         $           23,738         $          26,226        $        24,502
sales............................
Gross                                   6,271                      4,504                     5,484                  5,182
margin......................
Net(loss) income................          332                      (793)                     (359)                  (624)
Net (loss) income per
                           $               .12        $             (.28)        $            (.13)       $           (.22)
share................................
Weighted average
  shares outstanding...........         2,873                      2,873                     2,873                  2,873



    In  the  first  quarter  of  1997,  the  Company  recorded  a  $1.2 million restructuring charge for the closure of its Santa Maria, California manufacturing facility of which $100,000 was reversed in the third quarter. The Company incurred one-time period costs relating to the restructuring in the first, second and third quarters of fiscal 1997 of $10,000, $880,000 and $952,000 respectively.

    In the third quarter of fiscal 1997, the Company recorded a $4 million charge to write down certain inventories to a net realizable value.

    In the fourth quarter of fiscal 1997, the Company recorded $437,000 as a result of the adoption of Statement of Position 96-1, ENVIRONMENTAL REMEDIATION LIABILITIES.

                              Page 27 of 83 Pages

 ARROW AUTOMOTIVE INDUSTRIES, INC.


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDING JUNE 1997, 1996 AND 1995




                                                               ADDITIONS



                                                CHARGED            CHARGED TO
                         BALANCE AT             TO COSTS               OTHER                    (1)            BALANCE
                         BEGINNING                 AND               ACCOUNTS-          DEDUCTIONS-          AT END OF
   DESCRIPTION           OF PERIOD            EXPENSES               DESCRIBE               DESCRIBE            PERIOD
Allowance for
Doubtful Accounts-Accounts Receivable:
Year Ended
June 24, 1995...... $     552,622       $       41,376       $         0          $      116,712       $      477,286
Year Ended
June 29, 1996...... $     477,286       $      109,840       $         0          $       62,725       $      524,401
Year Ended
June 28, 1997...... $     524,401       $       22,754       $         0          $        5,138       $      542,017



(1)  Uncollectible accounts written off, net of recoveries.





                              Page 28 of 83 Pages

                                                     LIST AND INDEX OF EXHIBITS

                                                                                            Filed with This
       ITEM                                                   Incorporated by                Form 10-K at
      NUMBER                  Description                  Reference To       or            Page Indicated

3.1                Restated Articles of Organization Form 10-Q for quarter ended
                   as amended to date                December 31, 1983, Exhibit 3.1
3.2                By-Laws as amended to date                                         Page 43
4.                 Copies of Stock Certificates      Form 10-K for year ended June
                                                     29, 1991, Exhibit 4
9.1                Arrow Automotive Industries, Inc. Form 10-K for year ended June
                   Voting Trust Agreement            29, 1991, Exhibit 9

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

10.1               Agreement and Lease Amendment     Form 10-K for year ended June
                   dated March 15, 1984 with         30, 1984, Exhibit 10.2
                   Holzwasser Realty Trust

10.2*              Exec-U-Care Participation         Form 10-K for year ended June
                   Agreement dated December 22, 1982 30, 1984, Exhibit 10.21

10.3*              Arrow Automotive Industries, Inc. Proxy Statement for 1983 Special
                   Stock Option Plan for Non-        Meeting of Stockholders in Lieu
                   Employee Directors                of Annual Meeting
10.4*              Supplemental Benefit Plan         Form 10-K for year ended June
                   Agreement                         28, 1985, Exhibit 10.15
10.5               $450,000 demand promissory note   Form 10-K for year ended June
                   from Harry A. Holzwasser          29, 1985, Exhibit 10.25
10.6*              Executive Life Insurance Plan     Form 10-K for year ended June
                   Agreement                         27, 1987, Exhibit 10.28
10.7               Lease with CFMS General           Form 10-Q for quarter ended
                   Partnership dated July 14, 1987   December 30, 1995, Exhibit 10.2
                   re:  8000 New Jersey Avenue,
                   Hammond, Indiana


                                                                                            FILED WITH THIS
       ITEM                                                   Incorporated by                FORM 10-K AT
      NUMBER                  DESCRIPTION                  REFERENCE TO       OR            PAGE INDICATED
10.8               Lease Agreement with Point West   Form 10-K for year ended June
                   Office Center Limited Partnership 25, 1988, Exhibit 10.29
                   Associates dated July 15, 1988
                   re:  3 Speen Street, Framingham,
                   Massachusetts


10.9*              Employment Agreement with Jim L.  Form 10-K for year ended June
                   Osment dated May 14, 1991         29, 1991, Exhibit 10.15
10.10*             Employment Agreement with James   Form 10-K for year ended June
                   F. Fagan dated May 14, 1991       29, 1991, Exhibit 10.16
10.11*             Arrow Automotive Industries, Inc. Registration Statement No. 33-
                   1993 Incentive Stock Option Plan  64990 on Form S-8 filed June 25,
                                                     1993
10.12*             Employment Agreement with Harry   Form 10-Q for quarter ended
                   A. Holzwasser dated as of June    December 25, 1993, Exhibit 10.2
                   28, 1993
10.13*             Directors and Officers Liability  Form 10-Q for quarter ended
                   Insurance Policy and Excess       March 29, 1997, Exhibit 10.2
                   Policy
10.14*             Amendment No. 1 to Employment     Form 10-K for year ended June
                   Agreement with Jim L. Osment      25, 1994, Exhibit 10.17
                   dated May 3, 1994
10.15*             Amendment No. 1 to Employment     Form 10-K for year ended June
                   Agreement with James F. Fagan     25, 1994, Exhibit 10.18
                   dated May 3, 1994
10.16              Amendment No. 1 to Employment     Form 10-K for year ended June
                   Agreement with Harry A.           24, 1995, Exhibit 10.21
                   Holzwasser dated August, 1995

                              Page 29 of 83 Pages

                                                                                            FILED WITH THIS
       ITEM                                                   Incorporated by                FORM 10-K AT
      NUMBER                  DESCRIPTION                  REFERENCE TO       OR            PAGE INDICATED
10.17              Amendment and Restated Revolving  Form 10-Q for quarter ended
                   Credit and Term Loan Agreement    December 28, 1996, Exhibit 10.1
                   dated December 3, 1996 among
                   Arrow Automotive Industries, Inc.
                   and the First National Bank of
                   Boston and BTM Capital
                   Corporation.
10.18              Waiver and First Amendment to     Form 10-Q for quarter ended
                   Amended and Restated Revolving    December 28, 1996, Exhibit 10.2
                   Credit and Term Loan Agreement
                   dated December 28, 1996.
10.19              Waiver and Second Amendment to    Form 10-Q for quarter ended
                   Amended and Restated Revolving    March 29, 1997, Exhibit 10.1
                   Credit and Term Loan Agreement
                   with BankBoston, N.A. and BTM
                   Capital Corporation dated as of
                   March 29, 1997.
10.20              Third Amendment to Amended and
                   Restated Revolving Credit and
                   Term Loan Agreement with
                   BankBoston, N.A.,
                   and Norwest Business Credit, Inc.
                   dated as of June 28, 1997.

                                                                                      Page 62
11.                Statement re Computation of per   Note 2 to Notes to Financial
                   share earnings (loss)             Statements filed herewith
23.                Consent of Independent Auditors
                                                                                      Page 82
27.                Financial Data Schedule                                            Page 83


                              Page 30 of 83 Pages