Form 10-Q
period 1997-09-27
ARROW AUTOMOTIVE INDUSTRIES INC
filed 1997-11-12
CIK 7533

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



           [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
               For the quarterly period ended SEPTEMBER 27, 1997

                                      or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,873,083 shares of the Company's Common Stock ($.10 par value) were outstanding as of November 7, 1997.









                       ARROW AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX



                                                                                           Page NUMBER
         PART I          FINANCIAL INFORMATION
                 ITEM 1. Financial Statements (Unaudited):
                         Condensed Balance Sheets - September 27, 1997
                           and June 28,                                                         3
                         1997....................................................................
                         Condensed Statements of Operations - Three Months Ended
                           September 27, 1997 and September 28,                                 4
                         1996.........................
                         Condensed Statements of Cash Flows - Three Months Ended
                           September 27, 1997 and September 28, 1996                            5
                         ........................
                         Notes to Condensed Financial                                         6 -7
                         Statements.................................
                 ITEM 2. Management's Discussion and Analysis of the Financial
                           Condition and  Results of                                         8 - 11
                         Operations.......................................
         PART II         OTHER INFORMATION
                 ITEM 1. Legal                                                                 12
                         Proceedings......................................................................
                 ITEM 2. Changes in                                                            12
                         Securities.................................................................
                 ITEM 3. Default upon Senior                                                   12
                         Securities...................................................
                 ITEM 4. Submission of Matters to a Vote of Security                           12
                         Holders..................
                 ITEM 5. Other                                                                 12
                         Information........................................................................
                 ITEM 6. Exhibits and Reports on Form 8-                                       12
                         K..............................................
       SIGNATURES        .................................................................................................... 13


                                    1 of 14

                   PART I - ITEM 1 -- FINANCIAL INFORMATION

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

ASSETS                                                 September 27,                 June 28,
                                                           1997                       1997
CURRENT ASSETS
  Cash and equivalents                        $            551,357         $            240,291
  Accounts receivable, less allowances                  15,196,092                   12,538,853
  Inventories                                           31,685,032                   30,920,184
  Prepaid expenses and other current assets              1,628,726                    1,705,746
      TOTAL CURRENT ASSETS                              49,061,207                   45,405,074
PROPERTY, PLANT AND EQUIPMENT                           34,027,150                   33,989,146
Less allowances for depreciation                        22,626,170                   22,362,518
                                                        11,400,980                   11,626,628
OTHER ASSETS                                             2,482,270                    2,300,956
          TOTAL ASSETS                        $         62,944,457         $         59,332,658
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of advances under revolving
    line of credit                            $          2,452,309         $          3,836,680
  Accounts payable                                      13,868,794                    8,523,743
  Cash overdrafts                                          722,085                      764,113
  Other current liabilities                              4,696,564                    4,864,374
  Current portion of long-term debt                      1,165,616                    1,166,111
       TOTAL CURRENT LIABILITIES                        22,905,368                   19,155,021
LONG-TERM DEBT                                          16,477,823                   16,819,166
OTHER NONCURRENT LIABILITIES                             3,400,605                    3,315,105
STOCKHOLDERS' EQUITY
  Common stock                                             296,887                      296,887
  Other stockholders' equity                            20,313,098                   20,195,803
   Less cost of common stock in treasury                   449,324                      449,324
       TOTAL STOCKHOLDERS' EQUITY                       20,160,661                   20,043,366
          TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                              $         62,944,457         $         59,332,658



         See accompanying notes to the condensed financial statements.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                    September 27, 1997          September 28, 1996
Net sales                                     $         24,341,252         $         24,481,148
Cost and expenses:
   Cost of products sold                                18,831,022                   19,026,978
   Selling, administrative and general                   4,744,720                    4,652,418
   Restructuring charge                                                               1,200,000
   Interest                                                648,215                      544,049
                                                        24,223,957                   25,423,445
Income (loss) before income taxes                          117,295                    (942,297)
Benefit from income taxes                                                             (358,100)
NET INCOME (LOSS)                             $            117,295         $          (584,197)
Weighted average number of shares outstanding            2,873,083                    2,873,083
 EARNINGS (LOSS) PER SHARE                    $               0.04         $             (0.20)














         See accompanying notes to the condensed financial statements.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                              September 27, 1997            September 28, 1996
OPERATING ACTIVITIES
  Net cash provided by
    operating activities                      $          2,142,000         $          3,148,487
INVESTING ACTIVITIES
  Net cash used in investing activities                  (104,725)                    (155,618)
FINANCING ACTIVITIES
  Payment of long-term debt and capital
    lease obligations                                    (341,838)                    (346,239)
 Decrease in advances under
    revolving line of credit                           (1,384,371)                  (3,275,904)
  Net cash used in financing
    activities                                         (1,726,209)                  (3,622,143)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                                                           311,066                    (629,274)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD
                                                           240,291                      850,537

CASH AND EQUIVALENTS AT END OF PERIOD         $            551,357         $            221,263














         See accompanying notes to the condensed financial statements.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENT
                                  (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. Operating results for the three month period ended September 27, 1997 are not necessarily indicative of the results that may be expected for the year ending June 27, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 28, 1997. The balance sheet at June 28, 1997 has been derived from the audited financial statements at that date.


NOTE B -- INVENTORIES

     The components of inventory consist of the following:

                                                       September 27, 1997                June 28,
                                                                                           1997
Stated at cost on the first-in, first-out
(FIFO)
  method:
  Finished goods                              $         11,128,441         $         10,507,186
  Work in process and materials                         25,793,591                   25,649,998
                                                        36,922,032                   36,157,184
 Less reserve required to state inventory on
the
   last-in, first-out (LIFO) method                    (5,237,000)                  (5,237,000)
                                              $         31,685,032         $         30,920,184

NOTE C -- RESTRUCTURING CHARGE

     In fiscal 1996, the Company restructured its operations by closing its Santa Maria, California production facility and transferring its manufacturing operations formerly conducted at that facility to its remaining manufacturing facilities. The action was taken to enhance profit margins by streamlining the Company's productive capacity to better match its production requirements. As a result, a $1.2 million restructuring charge was recorded in the first quarter of fiscal 1997. For the 1997 fiscal year, the restructuring charge amounted to $1.1 million, consisting of $413,000 of employee termination benefits and $687,000 related to the facility closing.

NOTE D -- LONG TERM DEBT


     On October 7, 1997, the Company restructured its bank agreements (Prior Credit Agreements) via an amendment ("Replacement Credit Agreements"). This amendment was effective as of June 28, 1997. The Replacement Credit Agreements consist of a replacement $7,500,000 term loan and continuation of a $20 million revolving line of credit

     Under the Replacement Credit Agreements, the interest rate on amounts outstanding under the revolving line of credit will change depending upon the achieved debt service coverage ratio and can range from the lender's base rate to 1.50% over the lender's base rate, as compared to rates at September 27, 1997 under the Prior Credit Agreements of lender's base rate plus 3%. The revolving credit loan maturity date is July 31, 2000.

     Similarly, the interest rate on the replacement term loan on a given date can range from 0.25% to 1.75% over the lender's base rate depending upon the achieved debt service coverage ratio. Under the Prior Credit Agreements at September 27, 1997, the Company was paying interest on the term loan equal to the lender's base rate plus 3.25%. The term loan has a maturity date of July 31, 2000.

     The outstanding balance of the term loan as of the refinancing date was $4,179,000. The $3,321,000 incremental cash proceeds of the replacement term loan over the outstanding balance of the prior term loan will be used for working capital purposes, primarily to reduce accounts payable to vendors. The balance sheet as of September 27, 1997, reflects the current and long term portion payable under the Replacement Credit Agreements. The Company's obligations under these agreements continue to be secured by substantially all of its assets.


                                    7 of 14

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

BANK REFINANCING

     On October 7, 1997, the Company restructured its bank agreements ("Prior Credit Agreements") via amendment ("Replacement Credit Agreements"). The amendment was effective as of June 28, 1997. The Replacement Credit Agreements resulted in $3,321,000 of incremental cash proceeds over the outstanding balance of the Prior Credit Agreements. The proceeds will be used for working capital purposes, primarily to reduce accounts payable to vendors. The Replacement Credit Agreements provide a lower interest rate than the Prior Credit Agreements.

RESULTS OF OPERATIONS

     Operations for the first quarter of fiscal 1998 resulted in net income of $117,000. Operating results for the first quarter of fiscal 1997 were a loss of $584,000. The prior fiscal year's operating results included a pretax restructuring charge of $1,200,000, which had an after tax effect of $800,000. The restructuring charge resulted from the closure of the Company's California manufacturing facility and the transfer of the manufacturing operations formerly conducted at that location to its two remaining manufacturing facilities. This restructuring was implemented to reduce the Company's operating break-even point.

     Net sales of $24,341,000 for the first quarter of fiscal 1998 declined slightly from net sales of $24,481,000 for the first quarter of fiscal 1997, but increased $5,032,000 or 26.1% over net sales of the fourth quarter of fiscal 1997. Unit sales for the first quarter of the current fiscal year were 7.8% lower than unit sales of the same period in fiscal 1997. One-third of the unit decline was due to the loss of two customers with the remaining decline attributable to a general decline in customer demand. The decline in unit sales did not translate into a similar decline in net sales dollars because of two factors. The current fiscal quarter had a greater percentage of higher-dollar, electrical product sales than the same period in fiscal 1997. Also, customer returns as a percentage of gross sales were lower in the current first quarter compared to the same period in fiscal 1997. Customer returns are for re-usable "cores" (our basic raw material), warranty and stock adjustments received in the normal course of business. These returns are deducted from gross sales in calculating net sales. Gross sales declined 3.8% for the comparative 1998 and 1997 first quarter periods.

     Gross margin as a percentage of net sales was 22.6% in the first quarter of fiscal 1998 compared to 22.3% for the same period last fiscal year. Increased cash requirements created by the closure of the Company's California manufacturing facility in fiscal 1997, resulted in an increase in cost of goods sold in excess of $400,000 during the first quarter of fiscal 1998 for materials and labor. Due to cash constraints, the Company lengthened payment terms with suppliers of component parts and cores which resulted in the Company paying premium prices or incurring additional freight charges for shorter delivery schedules. Labor costs per unit produced also increased during the period due to inefficiencies and overtime premium expenses, primarily related to the significant increase in customer demand during the first quarter.


     Selling, general and administrative expenses in the first quarter of fiscal 1998 of $4,745,000 or 19.5% of net sales, increased $92,000 compared to the same period in the prior fiscal year with expenses of $4,652,000, or 19.0% of net sales. The Company anticipated and achieved lower payroll and related costs due to its consolidation of manufacturing operations. However, additional non-payroll costs were incurred in the current quarter. In the first quarter of fiscal 1998, $136,000 was incurred related to the issuance of new electrical and clutch product catalogs and $63,000 was incurred related to acquisition costs for new customers. The increased selling, general and administrative expenses in the current fiscal year compared to the first quarter of fiscal 1997 are also due to a $210,000 one-time benefit related to the cost of employee benefits included in fiscal 1997.

     Interest expense in the current fiscal year increased approximately $100,000 or 19% over the corresponding period in fiscal 1997. The higher interest expense in the current fiscal quarter is due to higher interest rates and a higher average outstanding borrowing balance in the current fiscal year. The Replacement Credit Agreements have a favorable interest rate structure compared to the Prior Credit Agreements and should result in lower interest rates in future periods.

CAPITAL RESOURCES

     Net cash of $2,142,000 was provided by operating activities during the three months ended September 27, 1997, compared to net cash provided by operations of $3,148,000 at the end of the first quarter of the prior fiscal year. Cash provided in the current fiscal period was primarily due to the increase in trade payables. Trade payables increased $5,135,000 during the three months ended September 27, 1997, due to the higher level of purchasing required to meet production demand in the first quarter of fiscal 1998 and also due to the lengthening of payment terms to the Company's vendors. An increase in accounts receivable of $2,657,000 and increase in inventory of $765,000 used cash from operations during the first quarter of fiscal 1998. Net cash provided by operations in the first quarter of fiscal 1997 was primarily due to the decrease in accounts receivable of $3,085,000 and the increase in other liabilities of $1,008,000, offset by an increase in inventory of $1,058,000.

     Net cash was used in investing activities of $105,000 and $156,000 as of the end of the first quarter of fiscal 1998 and 1997, respectively. Cash of $1,726,000 and $3,275,000 was used in financing activities, primarily to reduce the Company's advances under its revolving line of credit, as of the end of the first quarter of fiscal 1998 and 1997, respectively.

     The Company's Prior Credit Agreements, at September 27, 1997, consisted of a term loan in the original principal amount of $9 million and a revolving line of credit with a principal amount of up to $20 million. On October 7, 1997, the Company restructured the Prior Credit Agreements via an amendment effective as of June 28, 1997. The Replacement Credit Agreements consist of a replacement $7,500,000 term loan and continuation of the $20 million revolving line of credit. The Company's primary lender issued a one-third participation to a financial credit institution (the "Replacement Lenders") to replace the prior participant.

     Under the Replacement Credit Agreements, as in the Prior Credit Agreements, amounts available to the Company under the revolving line of credit are subject to a borrowing base formula based upon certain percentages of the Company's accounts receivable and inventories. The interest rate on amounts outstanding under the line will change depending upon the achieved debt service coverage ratio and can range from the lender's base rate to 1.50% over the lender's base rate, as compared to rates at September 27, 1997 under the Prior Credit Agreements of the lender's base rate plus 3%. The revolving credit loan maturity date is July 31, 2000.




     Similarly, the interest rate on the replacement term loan on a given date can range from 0.25% to 1.75% over the lender's base rate depending upon the achieved debt service coverage ratio. Under the Prior Credit Agreements at September 27, 1997, the Company was paying interest on the term loan equal to the lender's base rate plus 3.25%. The term loan has a maturity date of July 31, 2000.

     The outstanding balance of the term loan as of the refinancing date was $4,179,000. The $3,321,000 incremental cash proceeds of the replacement term loan over the outstanding balance of the prior term loan will be used for working capital purposes, primarily to reduce accounts payable to vendors. The balance sheet as of September 27, 1997, reflects the current and long term portion payable under the Replacement Credit Agreements. The Company's obligations under these agreements continue to be secured by substantially all of its assets.

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

OUTLOOK

     Consolidation of the Company's production capacity and the streamlining of administrative functions has been a key focus in the past fiscal year. These efforts were necessary to reduce operating costs. The Company views its ability to achieve profitable operations as primarily dependent on sales volume. The Company has prioritized its efforts to identify and obtain new sales opportunities. During the latter part of the first quarter of fiscal 1998, the Company has seen growth in its Canadian customer base, as well as additional business in the U.S. primarily as a result of merger and acquisition activity by its customers. However, large swings in the Company's quarterly sales, the timing of customer's returns and the mix of products sold in a given period are factors that can adversely impact the gross margin achieved on sales.

     Sales during the month of October, while higher than the previous fiscal year's October sales, were lower than expected. Higher than anticipated customers returns were a contributing factor.
However, it is uncertain at this time if the lower sales in the month of October are indicative of the Company's performance for its second quarter of fiscal 1998.

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


                                   11 of 14

                         ARROW AUTOMOTIVE INDUSTRIES, INC.



PART II               OTHER INFORMATION
       ITEM 1.           Legal Proceedings.
                           None.
       ITEM 2.           Changes in Securities.
                           None.
       ITEM 3.           Default upon Senior
                      Securities.
                           None.
       ITEM 4.           Submission of Matters to a
                      Vote of Security Holders.
                           None.
       ITEM 5.           Other Information.
                           None.
       ITEM 6.           Exhibits and Reports on Form
                      8-K.
                           A. Exhibits
                                Exhibit 27               Financial Data Schedule             Page 14

                                   12 of 14

                       ARROW AUTOMOTIVE INDUSTRIES, INC.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ARROW AUTOMOTIVE INDUSTRIES, INC.
                                                 (Registrant)
November 10, 1997               /s/ Jim L. Osment

                                Jim L. Osment
                                President and Chief Executive Officer
November 10, 1997               /s/ James F. Fagan

                                James F. Fagan
                                Executive Vice President, Treasurer
                                and Chief Financial Officer



                                   13 of 14