Form 10-Q
period 1997-12-27
ARROW AUTOMOTIVE INDUSTRIES INC
filed 1998-02-10
CIK 7533

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



           [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
               For the quarterly period ended DECEMBER 27, 1997

                                      or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,873,083 shares of the Company's Common Stock ($.10 par value) were outstanding as of February 4, 1998.








                       ARROW AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX



                                                                                           Page NUMBER
         PART I          FINANCIAL INFORMATION
                 ITEM 1. Financial Statements (Unaudited):
                         Condensed Balance Sheets -
                         December 27, 1997 and June 28,                                         3
                         1997.....................................
                         Condensed Statements of Operations - Three Months Ended
                           December 27, 1997 and December 28,                                   4
                         1996...........................
                         Condensed Statements of Operations - Six Months Ended
                           December 27, 1997 and December 28,                                   5
                         1996...........................
                         Condensed Statements of Cash Flows - Six Months Ended
                           December 27, 1997 and December 28,                                   6
                         1996...........................
                         Notes to Condensed Financial                                         7 - 8
                         Statements.................................
                 ITEM 2. Management's Discussion and Analysis of Financial
                           Condition and  Results of                                         9 - 13
                         Operations.......................................
         PART II         OTHER INFORMATION
                 ITEM 1. Legal                                                                 14
                         Proceedings......................................................................
                 ITEM 2. Changes in Securities and Use of                                      14
                         Proceeds...............................
                 ITEM 3. Default upon Senior                                                   14
                         Securities...................................................
                 ITEM 4. Submission of Matters to a Vote of Security                           14
                         Holders..................
                 ITEM 5. Other                                                                 14
                         Information........................................................................
                 ITEM 6. Exhibits and Reports on Form 8-                                       14
                         K..............................................
       SIGNATURES        .................................................................................................... 15


                                    1 of 15

                   PART I - ITEM 1 -- FINANCIAL INFORMATION

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

ASSETS                                                 December  27, 1997               June 28,
                                                                                          1997
CURRENT ASSETS
  Cash and equivalents                        $            201,637         $            240,291
  Accounts receivable, less allowances                  13,360,600                   12,538,853
  Inventories                                           33,246,012                   30,920,184
  Prepaid expenses and other current assets              1,755,358                    1,705,746
      TOTAL CURRENT ASSETS                              48,563,607                   45,405,074
PROPERTY, PLANT AND EQUIPMENT                           34,109,706                   33,989,146
Less allowances for depreciation                        22,897,604                   22,362,518
                                                        11,212,102                   11,626,628
OTHER ASSETS                                             2,499,288                    2,300,956
          TOTAL ASSETS                        $         62,274,997         $         59,332,658
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of advances under revolving
    line of credit                            $          1,536,741         $          3,836,680
  Accounts payable                                      11,267,788                    8,523,743
  Cash overdrafts                                        2,088,181                      764,113
  Other current liabilities                              4,694,311                    4,864,374
  Current portion of long-term debt                      1,165,539                    1,166,111
       TOTAL CURRENT LIABILITIES                        20,752,560                   19,155,021
LONG-TERM DEBT                                          19,451,553                   16,819,166
OTHER NONCURRENT LIABILITIES                             3,436,105                    3,315,105
STOCKHOLDERS' EQUITY
  Common stock                                             296,887                      296,887
  Other stockholders' equity                            18,787,216                   20,195,803
   Less cost of common stock in treasury                   449,324                      449,324
       TOTAL STOCKHOLDERS' EQUITY                       18,634,779                   20,043,366
          TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                              $         62,274,997         $         59,332,658

         See accompanying notes to the condensed financial statements.



                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED

                                                        December 27, 1997            December 28, 1996
Net sales                                     $         20,207,665         $         21,230,177
Cost and expenses:
   Cost of products sold                                16,153,434                   17,018,945
   Selling, administrative and general                   5,011,074                    5,061,826
   Interest                                                569,038                      564,442
                                                        21,733,546                   22,645,213
Loss before income taxes                               (1,525,881)                  (1,415,036)
Benefit from income taxes                                                             (395,900)
NET LOSS                                      $        (1,525,881)         $        (1,019,136)
Average number of shares used to calculate
   basic and diluted loss per share                      2,873,083                    2,873,083
NET LOSS PER BASIC AND DILUTED SHARE                         $(0.53)                      $(0.35)

















         See accompanying notes to the condensed financial statements.


                                    2 of 15

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    SIX MONTHS ENDED

                                                        December 27, 1997            December 28, 1996
Net sales                                     $        44,548,917          $         45,711,325
Cost and expenses:
   Cost of products sold                               34,984,456                    36,045,923
   Selling, administrative and general                  9,755,794                     9,714,244
   Restructuring charge                                                               1,200,000
   Interest                                             1,217,253                     1,108,491
                                                       45,957,503                    48,068,658
Loss before income taxes                              (1,408,586)                   (2,357,333)
Benefit from income taxes                                                             (754,000)
NET LOSS                                      $       (1,408,586)          $        (1,603,333)
Average number of shares used to calculate
   basic and diluted loss per share                     2,873,083                     2,873,083
NET LOSS PER BASIC AND DILUTED SHARE                        $(0.49)                       $(0.56)


















         See accompanying notes to the condensed financial statements.



                                    3 of 15

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                  SIX MONTHS ENDED

                                                        December 27, 1997            December 28, 1996
OPERATING ACTIVITIES
  Net cash (used in) provided by
    operating activities                      $          (143,492)         $          2,286,639
INVESTING ACTIVITIES
  Net cash used in investing activities                  (227,038)                    (321,712)
FINANCING ACTIVITIES
  Payment of long-term debt and capital
    lease obligations                                    (689,185)                    (687,715)
  Decrease in advances under
    revolving line of credit                           (2,299,939)                  (1,684,045)
  Replacement financing proceeds                         3,321,000                            0
  Net cash provided by (used in) financing
    activities                                             331,876                  (2,371,760)
 DECREASE IN CASH AND EQUIVALENTS                         (38,654)                    (406,833)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD
                                                           240,291                      850,537

CASH AND EQUIVALENTS AT END OF PERIOD         $            201,637         $            443,704











         See accompanying notes to the condensed financial statements.




                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. Operating results for the six month period ended December 27, 1997 are not necessarily indicative of the results that may be expected for the year ending June 27, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 28, 1997. The balance sheet at June 28, 1997 has been derived from the audited financial statements at that date.


NOTE B -- INVENTORIES

     The components of inventory consist of the following:

                                                        December 27, 1997                June 28,
                                                                                           1997
Stated at cost on the first-in, first-out
(FIFO)
  method:
  Finished goods                              $         12,165,932         $         10,507,186
  Work in process and materials                         26,317,080                   25,649,998
                                                        38,483,012                   36,157,184
 Less reserve required to state inventory on
the
   last-in, first-out (LIFO) method                    (5,237,000)                  (5,237,000)
                                              $         33,246,012         $         30,920,184


NOTE C -- EARNINGS (LOSS) PER SHARE:

     In the second quarter of fiscal year 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. SFAS 128 requires disclosure of basic and diluted earnings per share. Diluted earnings per share assumes the conversion of all diluted securities. The adoption of SFAS 128 has no effect on the Company's earnings per share.


                                    4 of 15

NOTE D -- RESTRUCTURING CHARGE

     In fiscal 1997, the Company restructured its operations by closing its Santa Maria, California production facility and transferring its manufacturing operations formerly conducted at that facility to its remaining manufacturing facilities. The action was taken to enhance profit margins by streamlining the Company's productive capacity to better match its production requirements. As a result, a $1.2 million restructuring charge was recorded in the first quarter of fiscal 1997. For the 1997 fiscal year, the restructuring charge amounted to $1.1 million, consisting of $413,000 of employee termination benefits and $687,000 related to the facility closing and other expenses.


NOTE E -- LONG TERM DEBT

     On October 7, 1997, the Company  restructured  its  bank agreements via an
amendment.   The new agreements consist of a $7,500,000 term  loan  and  a  $20 million revolving line of credit

     The interest rate on amounts outstanding under the revolving line of credit will change depending upon the achieved debt service coverage ratio and can range from the lender's base rate to 1.50% over the lender's base rate. The revolving credit loan maturity date is July 31, 2000.

     Similarly, the interest rate on the replacement term loan on a given date can range from 0.25% to 1.75% over the lender's base rate depending upon the achieved debt service coverage ratio. The term loan has a maturity date of July 31, 2000.

     The amendment resulted in $3,321,000 of incremental cash proceeds of the replacement term loan over the outstanding balance of the prior term loan. The Company's obligations under these agreements continue to be secured by substantially all of its assets.


                                    5 of 15

                                    PART 1

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto. All forward looking statements contained in the following discussion and analysis and elsewhere in this report are qualified in their entirety by the cautionary statement appearing at the end of the discussion and analysis.

INDUSTRY CHANGE

     The distribution sector within the automotive aftermarket is undergoing rapid consolidation, resulting in fewer and larger distributors. The Company, founded in 1929, is one of the nation's largest remanufacturers of automotive parts. For most of the Company's history, the automotive aftermarket was structured in a three step distribution system with:

     1. MANUFACTURERS  (SUCH  AS  ARROW)  SELLING  TO  WAREHOUSE   DISTRIBUTORS
        ("WDS"),
     2. WDS SELLING TO JOBBERS,
     3. JOBBERS SELLING TO REPAIR SHOPS, SERVICE STATIONS, AUTO DEALERS AND VEHICLE OWNERS.

     CHANGES IN THE TRADITIONAL DISTRIBUTION STRUCTURE WHICH BEGAN A DECADE AGO HAVE ACCELERATED IN RECENT YEARS. RETAIL CHAINS HAVE EMERGED AS MAJOR DISTRIBUTORS OF AUTOMOTIVE AFTERMARKET PRODUCTS AND HAVE MADE SUCCESSFUL INROADS INTO PRODUCT DISTRIBUTION PREVIOUSLY DOMINATED BY THE TRADITIONAL WD. WDS ARE EXPANDING VERTICALLY THROUGH THE ACQUISITION OF JOBBER STORES AND BECOMING MORE LIKE THEIR RETAIL COUNTERPARTS IN THE INDUSTRY. MANY JOBBER STORES HAVE CLOSED DUE TO THE EXTREME COMPETITION IN THE AUTOMOTIVE
AFTERMARKET, SHRINKING THE CUSTOMER BASE OF TRADITIONAL WDS. PROGRAM BUYING GROUPS, WHICH BEGAN AS WD MEMBERSHIP ORGANIZATIONS, ARE BECOMING A MORE POWERFUL VOICE FOR THEIR MEMBER WAREHOUSES BY ENCOURAGING MEMBERS TO MAXIMIZE THEIR COLLECTIVE BUYING POWER THROUGH THE USE OF PREFERRED VENDORS. AS A RESULT OF THE COMPETITIVE PRESSURES CREATED BY THESE CHANGES IN THE AUTOMOTIVE AFTERMARKET, ALL DISTRIBUTORS HAVE BECOME EXTREMELY PRICE SENSITIVE, EXERTING CONSIDERABLE PRESSURE ON VENDORS FOR COMPETITIVE PRICING.

MANAGEMENT'S PLAN

     In times of change, opportunities exist. The Company has taken and continues to take steps to reduce costs inherent in its structure and better position itself in the marketplace. The Company's strategic changes to reduce operating costs have included:

     <circle> STREAMLINING OF MANUFACTURING PROCESSES,
     <circle> CONSOLIDATION OF ADMINISTRATIVE FUNCTIONS,
     <circle> ELIMINATION  OF REDUNDANT PRODUCTION CAPACITY WITH THE CLOSURE OF
        ITS CALIFORNIA PLANT,
     <circle>  CONSOLIDATION   OF  THE  PRODUCTION  OF  SEVERAL  PRODUCT  LINES
        PREVIOUSLY MANUFACTURED AT MULTIPLE LOCATIONS TO A SINGLE PLANT,




   <circle> IMPLEMENTATION OF PROGRAMS  TO  LOWER  THE COST OF WARRANTY RETURNS
     INCLUDING IMPROVING INSTALLATION INSTRUCTIONS, EDUCATION PROGRAMS FOR INSTALLERS AND IMPROVING SYSTEMS FOR IDENTIFYING AND RE-USING NON-DEFECTIVE WARRANTY RETURNS,
   <circle> OUTSOURCING ITS CARBURETOR AND RACK AND PINION PRODUCTION,
   <circle> IMPLEMENTING  CHANGES  TO ITS INVENTORY MANAGEMENT SYSTEMS IN ORDER
     TO REDUCE ITS INVESTMENT IN INVENTORY WHILE REMAINING RESPONSIVE TO CUSTOMERS' DEMAND.

     CONCURRENTLY WITH THE COST REDUCTION EFFORTS, THE COMPANY VIEWS ITS ABILITY TO ACHIEVE PROFITABLE OPERATIONS AS ALSO DEPENDENT ON INCREASING SALES VOLUME. WE HAVE IMPLEMENTED AGGRESSIVE AND FOCUSED EFFORTS THROUGHOUT THE SALES ORGANIZATION TO PURSUE PROSPECTIVE CUSTOMERS TO INCREASE SALES BY THE ACQUISITION OF NEW BUSINESS.

     ON JANUARY 2, 1998, THE COMPANY ANNOUNCED ITS ENGAGEMENT OF AN INVESTMENT BANKING FIRM, ADVEST INC., TO ACT AS ITS EXCLUSIVE FINANCIAL ADVISOR TO IDENTIFY AND INVESTIGATE STRATEGIC OPPORTUNITIES FOR THE COMPANY. THIS ACTION IS A CAREFULLY CONSIDERED RESPONSE TO THE CHALLENGES FACING THE COMPANY TO MAXIMIZE THE VALUE OF ITS SHAREHOLDERS' INVESTMENT. STRATEGIC OPPORTUNITIES UNDER CONSIDERATION INCLUDE, WITHOUT LIMITATION, CO-MANUFACTURING ARRANGEMENTS, DISTRIBUTION AGREEMENTS AND/OR OTHER JOINT VENTURE OR CORPORATE PARTNERING OPPORTUNITIES, AS WELL AS POSSIBLE MERGER CANDIDATES OR A SALE OF THE COMPANY.

OPERATIONS

SALES

     Net sales for the second quarter of fiscal 1998 of $20,208,000 declined $1,022,000 or 4.82% compared to net sales for the comparable period in fiscal 1997. Unit sales for the second quarter in the current fiscal year were down 12.1% compared to the second quarter of the prior fiscal year. For the six months ended December 27, 1997, net sales of $44,549,000 were down 2.54% from net sales of the first six months in the prior fiscal year. Unit sales for the first six months in the current fiscal year were down 9.8% from unit sales of the same period in fiscal 1997.

     While sales to the Company's two largest customers have increased, overall sales have declined. The sales decline is primarily related to reduced demand from our traditional WD customers and to a lesser extent to the loss of customers. The decline in unit sales did not translate into a similar decline in net sales dollars because of two factors. First, the current fiscal year periods have had a greater percentage of higher-dollar, electrical product sales than the same periods in fiscal 1997. Second, customer returns as a percentage of gross sales were lower in the current fiscal year compared to fiscal 1997. Customer returns are for re-usable "cores" (our basic raw material), warranty and stock adjustments received in the normal course of business. The returns are deducted from gross sales in calculating net sales. Gross sales declined 6.4% for the comparative 1998 and 1997 second quarter periods and declined 5.0% for the respective six month periods.

                                    6 of 15

GROSS MARGIN

     The Company's gross margin percentage for the second quarter of fiscal 1998 was 20.1%, compared to the gross margin percentage for the corresponding period last fiscal year of 19.8%. For the six months ended December 27, 1997, the gross margin percentage was 21.5% compared to a 21.1% gross margin for the same period of the prior year. The cost of goods sold in the second quarter of the prior fiscal year included non-recurring period costs of $580,000 related to the closing of the California manufacturing facility. The gross margin before the impact of these costs would have been 22.5% and 22.4% for the second quarter and the first six months of fiscal 1997, respectively.

     The cost of goods sold for the second quarter of fiscal 1998 included additional material and labor costs related to the consolidation of the production of a product line to a single plant. Additional personnel were employed at the Company's Arkansas facility and their training began during the second quarter of fiscal 1998 in anticipation of the shut down of production of the effected product line at the Company's South Carolina facility. Production inefficiencies resulted from the use of inexperienced personnel. Also, during the second quarter of fiscal 1998, the Company experienced unfavorable pricing on higher than expected material purchases. The higher level of material spending was due to two factors. Unusually large customer orders built late in the second quarter of fiscal 1998 which were shipped on schedule in the third quarter. Secondly, there was a buildup of inventory to meet customer demand during the transition of product line consolidation. The unfavorable effects of material and labor costs are reflected in the second quarter's lower gross margin. The Company further anticipates that the margins for the third quarter will be adversely effected by the continued higher labor costs related to the product line consolidation which will continue throughout the third quarter of fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses in the second quarter and first six months of fiscal 1998 were $5,011,000 (24.8% of net sales) and
$9,750,000 (21.9% of net sales), respectively. Selling, general and administrative expenses in the second quarter and first six months of fiscal 1997 were $5,062,000 (23.8% of net sales) and $9,714,000 (21.3% of net sales), respectively. The expenses for the second quarter of the prior fiscal year included non-recurring period costs related to the closing of the California facility of $300,000. Selling, general and administrative expenses were adversely impacted by higher employee benefit costs during the second quarter of the current fiscal year.

INTEREST

     Interest expense was $569,000 for the second quarter of fiscal 1998. Interest expense for the same period in the prior fiscal year was $564,000. The second quarter of fiscal 1998 had higher borrowing levels at lower interest rates, compared to the second quarter of fiscal 1997. For the six months ended December 27, 1997, interest expense of $1,217,000 increased $109,000 or 9.8% over the same period last fiscal year. The higher interest expense in the first six months of fiscal 1998 is due to higher interest rates in the current first quarter (incurred prior to the Company's refinancing, which took place on October 7, 1997), and higher borrowing levels compared to the same period last fiscal year.


                                    7 of 15

TAX PROVISION

     The Company has not recorded an income tax benefit in the current fiscal year or quarter. In the prior fiscal year, the Company recorded an income tax benefit which was realized with the carryback of the 1997 net operating loss. Net operating loss carryforwards can be carried forward to fiscal year 2013.


OPERATING RESULTS

     Operations during the second quarter of fiscal 1998 resulted in a net loss of $1,526,000 compared to a net loss of $1,019,000 for the second quarter of fiscal 1997. The six months ended December 27, 1997, resulted in a net loss of $1,409,000 compared to a net loss of $1,603,000 for the comparable period in the prior fiscal year. The operating results for fiscal 1997 included a first quarter restructuring charge relating to the closure of the Company's California production facility of $864,000 (pretax charge of $1,200,000) and non-recurring period costs related to the closure of $641,000 (pretax expenses of $890,000) incurred primarily in the second quarter.


CAPITAL RESOURCES

     Net cash of $143,000 was used by operating activities during the six months ended December 27, 1997, compared to net cash provided by operations of $2,287,000 during the first six months of the prior fiscal year. Increased inventory of $2,326,000 and the increase in accounts receivable of $883,000 used cash from operations. Cash was provided by the increase in trade payables and cash overdrafts of $3,649,896. The decline in accounts receivable is related to lower sales in the second quarter of the current fiscal year. Trade payables increased due to higher spending levels in the second quarter of fiscal 1998 as well as the lengthening of payment terms on certain older balances. The increase in inventory is due to the additional finished goods required to support customer demand during the consolidation of product line production discussed previously, as well as requirements to fill certain large orders shipped in January, 1998.

     Net cash was used in investing activities of $227,000 and $322,000 in the first six months of fiscal 1998 and 1997, respectively. Cash of $332,000 was provided by financing activities in the six months of fiscal 1998 compared to cash used of $2,372,000 used by financing activities in the same period of last fiscal year. On October 7, 1997, the Company restructured its bank agreements via amendment. $3,321,000 of incremental cash proceeds became available over the outstanding balance of the replaced credit agreements. Payment agreements have been established with most of the Company's vendors to work off older payable balances while maintaining adequate cash flow for current operations. A majority of the Company's vendors have worked with the Company through the lengthening of payment terms while the Company's organizational structure is streamlined to reduce operating costs.

     In the third quarter of fiscal 1998, the Company received $1,100,000 from the carryback of the fiscal 1997 net tax operating loss. Also, agreement has been reached regarding the sale of the Company's California property, which is expected to be completed in the third quarter of fiscal 1998. Of the anticipated proceeds, $2,000,000 will reduce the term note to the Company's banks, as required by our debt agreements. The remaining net proceeds (which are anticipated to approximate $500,000) will increase working capital.

     The Company believes that based upon its current operating forecast, its existing cash balance, cash generated from operations combined with its borrowing ability under its financing agreements and vendor payment agreements, the Company will have sufficient funds to meet its cash requirements for operations and other obligations over the next twelve months.


CAUTIONARY STATEMENT

     All statements in the foregoing discussion and analysis which are not historical fact are forward looking statements. In connection with the " Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing the following cautionary statement to identify some (but not necessarily all) of the important factors that could cause its actual results to differ materially from those anticipated in any forward looking statements made in this report or otherwise by or on behalf of the Company.

     Actual results of the Company may differ from those anticipated in any forward looking statement made by or on behalf of the Company due to the following factors, among other risks and uncertainties affecting the Company's business: lack of availability to the Company of adequate funding sources and cash from operations; reduced product demand; a change in product sales mix between electrical or mechanical products; the loss of or a material reduction in orders from either of the Company's two largest customers or other material loss of business; deterioration of vendor relationships adversely impacting material supplies; month-to-month volatility in sales volumes or customer returns which can result in additional labor and operating costs; new business acquisition costs; unseasonably mild weather patterns, the impact of inflation, and the various other factors identified in the discussion appearing under the heading "Industry Change and Outlook" above and elsewhere in this report.


                                    8 of 15

                         ARROW AUTOMOTIVE INDUSTRIES, INC.



PART II               OTHER INFORMATION
       ITEM 1.           Legal Proceedings.
                           None.
       ITEM 2.           Changes in Securities and
                      Uses of Proceeds.
                           None.
       ITEM 3.           Default upon Senior
                      Securities.
                           None.
       ITEM 4.           Submission of Matters to a
                      Vote of Security Holders.
                           None.
       ITEM 5.           Other Information.
                           None.
       ITEM 6.           Exhibits and Reports on Form
                      8-K.
                           A. Exhibits
                                Exhibit 27               Financial Data Schedule
                           B. Report on Form 8-K
                                Dated January 2, 1998    Filed on January 14, 1998

                                    9 of 15

                       ARROW AUTOMOTIVE INDUSTRIES, INC.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ARROW AUTOMOTIVE INDUSTRIES, INC.
                                                 (Registrant)
February 10, 1998               /s/ Jim L. Osment

                                Jim L. Osment
                                President and Chief Executive Officer
February 10, 1998               /s/ James F. Fagan

                                James F. Fagan
                                Executive Vice President, Treasurer
                                and Chief Financial Officer




                                   10 of 15