Form 10-Q
period 1998-03-28
ARROW AUTOMOTIVE INDUSTRIES INC
filed 1998-05-12
CIK 7533

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



           [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                 For the quarterly period ended MARCH 28, 1998

                                      or

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
(State or other jurisdiction of                  (I.R.S. Employee I.D. No.)
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,873,083 shares of the Company's Common Stock ($.10 par value) were outstanding as of May 8, 1998.








                       ARROW AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX



                                                                                           Page NUMBER
         PART I          FINANCIAL INFORMATION
                 ITEM 1. Financial Statements (Unaudited):
                         Condensed Balance Sheets -
                           March 28, 1998 and June 28,                                          3
                         1997..........................................
                         Condensed Statements of Operations - Three Months Ended
                           March 28, 1998 and March 29,                                         4
                         1997.......................................
                         Condensed Statements of Operations - Nine Months Ended
                           March 28, 1998 and March 29,                                         5
                         1997........................................
                         Condensed Statements of Cash Flows - Nine Months Ended
                           March 28, 1998 and March 29,                                         6
                         1997........................................
                         Notes to Condensed Financial                                         7 - 8
                         Statements.................................
                 ITEM 2. Management's Discussion and Analysis of Financial
                           Condition and  Results of                                         9 - 13
                         Operations.......................................
         PART II         OTHER INFORMATION
                 ITEM 1. Legal                                                                 14
                         Proceedings......................................................................
                 ITEM 2. Changes in Securities and Use of                                      14
                         Proceeds...............................
                 ITEM 3. Default upon Senior                                                   14
                         Securities...................................................
                 ITEM 4. Submission of Matters to a Vote of Security                           14
                         Holders..................
                 ITEM 5. Other                                                                 14
                         Information........................................................................
                 ITEM 6. Exhibits and Reports on Form 8-                                       14
                         K..............................................
       SIGNATURES        .................................................................................................... 15


                                   1 of  62

                   PART I - ITEM 1 -- FINANCIAL INFORMATION

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

ASSETS                                                   March 28, 1998                 June 28,
                                                                                          1997
CURRENT ASSETS
  Cash and equivalents                        $            141,249         $            240,291
  Accounts receivable, less allowances                  12,838,129                   12,538,853
  Inventories                                           31,530,955                   30,920,184
  Prepaid expenses and other current assets                525,814                    1,705,746
      TOTAL CURRENT ASSETS                              45,036,147                   45,405,074
PROPERTY, PLANT AND EQUIPMENT                           29,868,824                   33,989,146
Less allowances for depreciation                        21,106,993                   22,362,518
                                                         8,761,831                   11,626,628
OTHER ASSETS                                             2,500,364                    2,300,956
          TOTAL ASSETS                        $         56,298,342         $         59,332,658
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of advances under revolving
    line of credit                            $          3,543,401         $          3,836,680
  Accounts payable                                       8,875,685                    8,523,743
  Cash overdrafts                                        1,176,547                      764,113
  Other current liabilities                              4,259,881                    4,864,374
  Current portion of long-term debt                      1,129,461                    1,166,111
       TOTAL CURRENT LIABILITIES                        18,984,975                   19,155,021
LONG-TERM DEBT                                          17,195,918                   16,819,166
OTHER NONCURRENT LIABILITIES                             3,521,605                    3,315,105
STOCKHOLDERS' EQUITY
  Common stock                                             296,887                      296,887
  Other stockholders' equity                            16,748,281                   20,195,803
   Less cost of common stock in treasury                   449,324                      449,324
       TOTAL STOCKHOLDERS' EQUITY                       16,595,844                   20,043,366
          TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                              $         56,298,342         $         59,332,658

         See accompanying notes to the condensed financial statements.


                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                         March 28, 1998               March 29, 1997
Net sales                                     $         19,506,927         $         22,480,645
Cost and expenses:
   Cost of products sold                                16,768,128                   22,517,273
   Selling, administrative and general                   4,371,898                    5,396,339
   Restructuring charge                                  (205,000)                    (100,000)
   Interest                                                610,836                      618,317
                                                        21,545,862                   28,431,929
Loss before income taxes                               (2,038,935)                  (5,951,284)
Provision from income taxes                                      0                      169,000
NET LOSS                                      $        (2,038,935)         $        (6,120,284)
Weighted average number of shares used
  to calculate basic and diluted loss per                2,873,083                    2,873,083
share
NET LOSS PER BASIC AND DILUTED SHARE          $               (0.71)       $               (2.13)

















         See accompanying notes to the condensed financial statements.

                                   2 of  62

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                         March 28, 1998               March 29, 1997
Net sales                                     $        64,055,844          $         68,191,970
Cost and expenses:
   Cost of products sold                               51,752,584                    58,563,196
   Selling, administrative and general                 14,127,692                    15,110,583
   Restructuring charge                                 (205,000)                     1,100,000
   Interest                                             1,828,089                     1,726,808
                                                       67,503,365                    76,500,587
Loss before income taxes                              (3,447,521)                   (8,308,617)
Benefit from income taxes                                       0                     (585,000)
NET LOSS                                      $       (3,447,521)          $        (7,723,617)
Weighted average number of shares used to
  calculate basic and diluted loss per share            2,873,083                     2,873,083
NET LOSS PER BASIC AND DILUTED SHARE          $              (1.20)        $               (2.69)



















         See accompanying notes to the condensed financial statements.



                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                         March 28, 1998               March 29, 1997
OPERATING ACTIVITIES
  Net cash (used in) provided by
    operating activities                      $        (2,390,275)                    3,106,638
INVESTING ACTIVITIES
  Net proceeds from the sale of property,
plant
    and equipment                                        2,555,920                            0
  Purchase of property, plant and
    equipment                                            (186,907)                    (495,196)
  Other                                                  (124,603)                      125,503
  Net cash provided by (used in) investing
     activities                                          2,244,410                    (369,693)
FINANCING ACTIVITIES
  Payment of long-term debt and capital
    lease obligations                                  (2,980,898)                  (1,034,385)
  Decrease in advances under
    revolving line of credit                             (293,279)                  (2,172,682)
  Replacement financing proceeds                         3,321,000                            0
  Net cash  provided by (used in) financing
    activities                                              46,823                  (3,207,067)
DECREASE IN CASH AND EQUIVALENTS                          (99,042)                    (470,122)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD
                                                           240,291                      850,537

CASH AND EQUIVALENTS AT END OF PERIOD         $            141,249                      380,415





         See accompanying notes to the condensed financial statements.

                       ARROW AUTOMOTIVE INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION


     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. Operating results for the nine month period ended March 28, 1998 are not necessarily indicative of the results that may be expected for the year ending June 27, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 28, 1997. The balance sheet at June 28, 1997 has been derived from the audited financial statements at that date.

NOTE B -- INVENTORIES

     The components of inventory consist of the following:

                                                         March 28, 1998                  June 28,
                                                                                           1997
Stated at cost on the first-in, first-out
(FIFO)
  method:
  Finished goods                              $         11,083,261         $         10,507,186
  Work in process and materials                         25,684,694                   25,649,998
                                                        36,767,955                   36,157,184
 Less reserve required to state inventory on
the
   last-in, first-out (LIFO) method                    (5,237,000)                  (5,237,000)
                                              $         31,530,955         $         30,920,184


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


                                   3 of  62

NOTE D -- RESTRUCTURING CHARGE

     In fiscal 1997, the Company restructured its operations by closing its California production facility and transferring its manufacturing operations to its Arkansas facility. For the 1997 fiscal year, the restructuring charge amounted to $1.1 million, consisting of $413,000 of employee termination benefits and $687,000 related to the facility closing and other expenses.

     In the third quarter of fiscal 1998, the Company sold its California production facility. The transaction price was greater than anticipated in the restructuring charge and as a result $204,000 of the restructuring charge was reversed in the third quarter of fiscal year 1998.

NOTE E -- LONG TERM DEBT

     On October 7, 1997, the Company restructured its bank agreements via an amendment. The new agreements consist of a $7,500,000 term loan and a $20 million revolving line of credit. The interest rate on amounts outstanding under the revolving line of credit will change depending upon the achieved debt service coverage ratio and can range from the lender's base rate to 1.50% over the lender's base rate. The revolving credit loan maturity date is July 31, 2000. Similarly, the interest rate on the replacement term loan on a given date can range from 0.25% to 1.75% over the lender's base rate depending upon the achieved debt service coverage ratio. The term loan has a maturity date of July 31, 2000. The amendment resulted in $3,321,000 of incremental cash proceeds of the replacement term loan over the outstanding balance of the prior term loan. The Company's obligations under these agreements continue to be secured by substantially all of its assets.

In the third quarter of fiscal year 1998, $2,000,000 of the cash proceeds from the sale of the California facility reduced the term note to the Company's bank lenders as required by the existing bank agreements.

                                   4 of  62

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

     On January 2, 1998, Arrow Automotive Industries the "Company" announced its engagement of an investment banking firm, Advest Inc., to act as its exclusive financial advisor to identify and investigate strategic opportunities for the Company. The Company continues to work closely with Advest to explore and evaluate various strategic opportunities, including, but not limited to, a possible merger or sale of the Company.

     In the third quarter of fiscal 1998, the Company sold its California production facility. As required by the existing debt agreement, $2,000,000 of the cash proceeds were applied against the term note to the Company's bank lenders. The transaction price was greater than anticipated in the restructuring charge and as a result, $204,000 of the restructuring charge was reversed in the third quarter of fiscal 1998.

     During the third quarter, the Company discontinued the remanufacture of carburetors. The Company sold its carburetor inventory to a third-party carburetor remanufacturer in the third quarter of fiscal 1998 for approximately $225,000, payable as a credit against future carburetor purchases by the Company from such carburetor remanufacturers. The Company will continue to sell carburetors purchased from third party remanufacturers. The Company concluded a similar transaction subsequent to the third quarter of fiscal 1998 with its rack and pinion product line selling $400,000 of its rack and pinion inventory to a third-party remanufacturer. Again, the Company will continue to distribute rack and pinion purchased from third party remanufacturers. The Company will continue to review its product lines to maximize profitability.

OPERATING RESULTS

     Operations during the third quarter of fiscal 1998 resulted in a net loss of $2,039,000 compared to a net loss of $6,120,000 for the third quarter of fiscal 1997. The nine months ended March 28, 1998, resulted in a net loss of $3,448,000 compared to a net loss of $7,724,000 for the comparable period in the prior fiscal year. The nine month operating loss before income taxes for fiscal 1997 includes: a) a first quarter restructuring charge relating to the closure of the Company's California production facility of $1,100,000, b) a third quarter inventory provision of $4,000,000 to write down certain inventories to net realizable value and c) other non-recurring period costs related to the closure the California plant closing of $10,000, $880,000 and $720,000 in the first three quarters of fiscal 1997, respectively.

SALES

     Net sales for the third quarter of fiscal 1998 of $19,507,000 declined $2,974,000 or 13.22% compared to net sales for the comparable period in fiscal 1997. Unit sales for the third quarter in the current fiscal year were down 12.91% compared to the third quarter of the prior fiscal year. For the nine months ended March 28, 1998, net sales of $64,056,000 were down 6.07% from net sales of

                                   5 of  62
the first nine months in the prior fiscal year. Unit sales for the first nine months in the current fiscal year were down 10.81% from unit sales of the same period in fiscal 1997.

     The third quarter of fiscal 1998 experienced a decline in the sale of electrical products. In the current quarter, the electrical units sold represented 52.5% of total units sold compared to 57.1% of total units sold in the third quarter of fiscal 1997. The decline in electrical business in the third quarter of fiscal 1998 was attributable in part to the unseasonably mild winter weather experienced in North America which resulted in fewer part failures and reduced the demand for many of the Company's products. Because electrical products on average have a higher selling price than mechanical products, this decline in electrical units sold as a percentage of total units sold by the Company contributed to a greater decline in net sales of the quarter relative to the unit decline.

     The decline in net sales in the nine months ended March 28, 1998, is related to the mild winter weather discussed above and reduced demand from our traditional warehouse distributors ("WD"). The consolidation in the distribution sector of the automotive aftermarket and resultant excess inventory levels found throughout the chain of distribution has been a significant factor contributing to the decline in sales to WD's. See the INDUSTRY CHANGE DISCUSSION IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FORM 10-Q for the period ended December 27, 1997 for further discussion about changes in the industry.

GROSS MARGIN

     The Company's gross margin percentage for the third quarter of fiscal 1998 was 14.04%. The Company experienced a negative gross margin percentage for the corresponding period last fiscal year of 0.16%. For the nine months ended March 28, 1998, the gross margin percentage was 19.21% compared to a 14.12% gross margin for the same period in fiscal 1997. The cost of goods sold in the second and third quarters of the current fiscal year include one-time period costs of $260,000 and $316,000, respectively, related to the consolidation of the starter line production to the Company's Arkansas manufacturing facility. These costs included expenses for personnel additions and training at the Company's Arkansas facility while their counterparts at the Company's South Carolina facility continued normal production levels. A parallel workforce of approximately 100 production workers continued until the line shut down in South Carolina in February 1998. This training period resulted in additional labor costs in both the second and third quarters of fiscal 1998. Additional labor costs were also incurred in the third quarter to ship the starter product manufacturing equipment and inventory to Arkansas. The cost of goods sold in the third quarter and first nine months of the prior fiscal year included one-time period costs of $498,000 and $1,054,000, respectively, related to the closing of the California manufacturing facility and a $4,000,000 charge to provide a reserve for inventories for which quantities on hand exceeded forecasted need.

     A significant  factor  contributing  to the decline in gross margin in the third quarter of fiscal year 1998 was the decline in sales volume which resulted in the inability to absorb fixed and semi-variable overhead costs into production. Also during the current year's third quarter the Company incurred unfavorable price and source variances. Early in fiscal 1998 the Company extended payment terms with its vendors as a result of the tightened cash situation. The Company has been paying premium prices for purchased components as a result of the extended payment terms with its vendors. During the third quarter of fiscal 1998, the Company incurred unfavorable price and source variances of approximately $364,000 compared to $83,000 during the same period last year. Year to date, the Company incurred unfavorable price and source variances of $1,172,000 compared to favorable price and source variances of $210,000 in the first nine months of the prior fiscal year.

                                   6 of  62

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses in the third quarter and first nine months of fiscal 1998 were $4,491,000 (23.02% of net sales) and
$14,247,000 (22.24% of net sales), respectively. Selling, general and administrative expenses in the third quarter and first nine months of fiscal 1997 were $5,396,000 (24.0% of net sales) and $15,111,000 (22.16% of net sales), respectively. The expenses for the second and third quarters of the prior fiscal year include non-recurring period costs related to the closing of the California facility of $300,000 and $474,000, respectively. The reduction in selling, general and administrative expenses in the current fiscal year is primarily due to the reduction of personnel through the consolidation of administrative functions.

RESTRUCTURING CHARGE

     In fiscal 1997, the Company restructured its operations by closing its California production facility and transferring its manufacturing operations to its Arkansas facility. For the 1997 fiscal year, the restructuring charge amounted to $1.1 million, consisting of $413,000 of employee termination benefits and $687,000 related to the facility closing and other expenses.

     In the third quarter of fiscal 1998, the Company sold its California production facility. The transaction price was greater than anticipated in the restructuring charge and as a result $204,000 of the restructuring charge was reversed in the third quarter of fiscal year 1998.

INTEREST

     Interest expense was $611,000 for the third quarter of fiscal 1998. Interest expense for the same period in the prior fiscal year was $618,000. The third quarter of fiscal 1998 had lower interest rates but higher borrowing levels than compared to the third quarter of fiscal 1997. For the nine months ended March 28, 1998, interest expenses of $1,828,000 increased $101,000 or 5.9% over the same period last fiscal year. The higher interest expenses in the first nine months of fiscal 1998 is due to higher interest rates and higher borrowing levels through the current fiscal year compared to last year.

TAX PROVISION

     The Company has not recorded an income tax benefit in the current fiscal year. In the prior fiscal year, the Company recorded an income tax benefit which was realized with the carryback of the 1997 net operating loss. Net operating loss carryforwards can be carried forward to fiscal year 2013.

CAPITAL RESOURCES

     Net cash of $2,390,000 was used by operating activities during the nine months ended March 28, 1998, compared to net cash provided by operations of $3,107,000 during the first nine months of the prior fiscal year. The Company's loss from operations had a significant impact on the cash position in the third quarter of fiscal 1998. The increase in accounts receivable of $392,000 and a decrease in accrued liabilities of $678,000 also used cash in the period. The increase in accounts receivable was due primarily to the sales volume in the month of March 1998 compared to sales volume in the month of June 1997. The decline in accrued liabilities related to the timing of payments such as severance pay and casualty insurance. Cash was provided by the receipt of a Federal income tax refund of $1,140,000 and an increase in trade payables and cash overdrafts of $764,000. Trade payables increased due to the lengthening of payment terms and higher average

                                   7 of  62
cost per unit purchased in the current year. Inventories, while lower during the quarter, are up $611,000 in the nine months ended March 28, 1998. The Company continues to dispose of inventory that was reserved for in the third quarter of fiscal 1997. The Company expects that this disposal effort will continue in the fourth quarter of fiscal 1998. Further, in the fourth quarter of fiscal 1998 the Company's inventory of rack and pinion products will decline due to its exit from the manufacture of this product discussed earlier.

     In fiscal 1998, cash was provided from investing activities of $2,244,000 as a result of the sale of the California facility. Of the cash proceeds, $2,000,000 reduced the term note to the Company's banks as required by existing debt agreements. In fiscal 1997 cash of $370,000 was used in investing activities.

     Cash of $47,000 was provided by financing activities in the first nine months of fiscal 1998 compared to cash used by financing activities of $3,207,000 in the same period of last fiscal year. On October 7, 1997, the Company restructured its bank agreements. Incremental cash proceeds of $3,321,000 became available over the outstanding balance of the replaced credit agreements.

     Over the past few years, the Company has implemented actions to consolidate operations and functions in order to reduce costs and improve operating results. At the same time, ongoing consolidation, and intense competition among automotive remanufacturers and distributors, coupled with unfavorable warm weather conditions in fiscal 1998, have adversely impacted operating results. It is anticipated that the Company will incur an operating loss for its current fiscal year ended in June 1998. Additionally, it is unclear whether the Company will be in compliance at June 1998 with certain debt covenants under its existing financing agreements with its bank or, if the Company does not meet its debt covenants, whether the Company's bank will waive any such noncompliance. The Company will continue to closely monitor revenues and cash flow, and manage its expenses and cost structure accordingly. The Company believes its current cash position, plus available borrowings under it revolving credit facility, will meet the Company's liquidity needs for the remainder of fiscal 1998. However, if the Company's cash resources are insufficient to fund its operations at any time, there can be no assurance that the Company will be able to obtain additional capital or borrowings, or, if it does so, that such capital or borrowings can be obtained at commercially reasonable terms including, but not limited to the merger or sale of the company.

CAUTIONARY STATEMENT

     All statements in the foregoing discussion and analysis, which are not historical fact, are forward looking statements. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform act of 1995, the Company is providing the following cautionary statement to identify some (but not necessarily all) of the important factors that could cause its actual results to differ materially from those anticipated in any forward looking statement made in this report otherwise by or on behalf of the Company.

     Actual results of the Company may differ from those anticipated in any forward looking statement made by or on behalf of the Company due to the following factors, among other risks and uncertainties affecting the Company's business: unwillingness of the Company's vendors to cooperate in agreements that lengthen payment terms; reduced product demand; lack of availability of adequate funding sources and cash from operations; a change in product sales mix between electrical or mechanical products; the loss of or a material reduction in orders from either of the Company's two largest customers or other material loss of business; deterioration of vendor relationships adversely impacting material supplies; month-to-month volatility in sales volumes or customer returns which can result in additional labor and operating costs; new business acquisition

                                   8 of  62
costs; unseasonably mild weather patterns, the impact of inflation, and the various other factors identified in the discussion appearing under the heading "Outlook" above and elsewhere in this report.



                                   9 of  62

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
       ITEM 6.           Exhibits and Reports on Form
                      8-K.
                           A. Exhibits
                                Exhibit 10.1             Director and Officer Liability      16 - 62
                                                           Insurance Policy and Excess
                                                             Policy
                                Exhibit 27               Financial Data Schedule             63
                         B. Reports on Form 8-K          The Company filed a report on
                                                           Form 8-K on January 14, 1998
                                                           to report its engagement of
                                                      the
                                                           investment banking firm
                                                           Advest, Inc. to act as its
                                                           exclusive financial advisor to
                                                           identify and investigate
                                                      strategic
                                                           opportunities for the Company.

                                   10 of  62

                       ARROW AUTOMOTIVE INDUSTRIES, INC.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ARROW AUTOMOTIVE INDUSTRIES, INC.
                                                 (Registrant)
May 12, 1998                    /s/ Jim L. Osment

                                Jim L. Osment
                                President and Chief Executive Officer
May 12, 1998                    /s/ James F. Fagan

                                James F. Fagan
                                Executive Vice President, Treasurer
                                and Chief Financial Officer




                                   11 of  62